Form 10QSB
period 2003-09-30
MANU FORTI GROUP INC
filed 2004-02-12
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-108911

MANU FORTI GROUP INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer Identification No.)
390-1090 Homer Street, Vancouver, BC, Canada, V6B 2W9 (Address of principal executive offices)
(604) 637-8206 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of February 5, 2004: 2,000,000 common shares

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2003 have been prepared by the Company.

MANU FORTI GROUP INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

1. STATEMENTS OF OPERATIONS

2. BALANCE SHEET

3. STATEMENTS OF CASH FLOW

4. NOTES TO FINANCIAL STATEMENTS

Manu Forti Group Inc.

(An exploration Stage Company)

BALANCE SHEET
September 30, 2003		(Stated in U.S. Dollars)
Unaudited		Audited
ASSETS	September 30, 2003	September 15, 2003
Current
Cash	$80,250	$100,098
Prepaid expenses		4,616
Subscription receivable	2,000	2,000
Total current assets	82,250	106,714
Incorporation costs	975	975
TOTAL ASSETS	$83,225	$107,689

LIABILITIES
Current
Accounts Payable	258	-
Due to shareholders [Note 3]	105,709	105,709
Total current liabilities	105,967	105,709

STOCKHOLDERS EQUITY
Authorized: 75,000,000 Common shares, par value $0.001
Issued and outstanding: 2,000,000	2,000	2,000

Deficit accumulated during the exploration stage	(24,742)	(20)
	(22,742)	1,980
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,225	$107,689
APPROVED ON BEHALF OF THE BOARD
"GORDON SAMSON", Director

Manu Forti Group Inc.

(An exploration Stage Company)

STATEMENT OF OPERATIONS
For the period from inception, July 25, 2003, to September 30, 2003		(Stated in U.S. Dollars)
Unaudited		Audited
	Three Months Ended September 30, 2003	From Inception to September 15, 2003
REVENUE	$-	$-
EXPENSES
Mineral property acquisition costs	-	-
Bank Charges	130	20
Legal and accounting	23,412	-
Transfer agent and filing fees	1,200	-

	-	-
Net loss before other items	(24,742)	(20)
Provision for income taxes	-
NET LOSS	$(24,742)	$(20)

LOSS PER SHARE - BASIC	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES	2,000,000	2,000,000

Manu Forti Group Inc.

(An exploration Stage Company)

STATEMENT OF CASH FLOWS
For the period from inception, July 25, 2003, to September 30, 2003		(Stated in U.S. Dollars)
Unaudited		Audited
	Three Months Ended September 30, 2003	From Inception to September 15, 2003
Cash Flows From Operating Activities
Net loss for the period	$(24,742)	$(20)
Net changes in non-cash working capital items
Increase in prepaid expenses	-	(4,616)
Decrease in accounts payable	258
	(24,484)	(4,636)
FINANCING
Increase in amounts due to shareholders	105,709	105,709
INVESTING
Increase in incorporation costs	(975)	(975)
Increase in cash	80,250	100,098
Cash and cash equivalents, beginning of period year	-	-
CASH, end of periodyear	$80,250	$100,098
SUPPLEMENTAL CASH FLOW INFORMATION
During the period, the Company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$-	$-
Income taxes paid	-	-

Manu Forti Group Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period from inception, July 25, 2003, to September 30, 2003	(Stated in U.S. Dollars)

1.  NATURE OF OPERATIONS

Manu Forti Group Inc. (the "Company"), an exploration stage company, was incorporated in the State of Nevada, USA on July 25, 2003. The Company has contracted to acquire a mineral property interest but has not yet determined whether this property contains mineral resources that are economically recoverable.

2.  SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

Foreign Currency Transactions

Transactions in foreign currencies during the period are translated into United States dollars at the rates of exchange ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are incorporated into the financial statements by translating foreign currencies into United Sates dollars at the rates of exchange ruling on the balance sheet date. Exchange differences arising are dealt within the income statements.

Mineral Property Acquisition and Exploration Costs

Exploration and acquisition costs are expended unless the property to which they relate has economically recoverable reserves. At this stage, the Company has not yet identified economically recoverable reserves on its property

Manu Forti Group Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period from inception, July 25, 2003, to September 30, 2003	(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the assets and liabilities approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

3.  DUE TO SHAREHOLDERS
Due to shareholders	$ 105,709

The amount due to shareholder is unsecured, non-interest bearing and has no fixed repayment terms.

As the shareholder provided the loan, a charge to interest expense will be treated as a contribution to capital for foregone interest. Interest at bank prime rate will be used to record this forgone interest. For the period of this report no interest expense was recorded.

4. MINERAL PROPERTY INTEREST

The Cruz property consists of one twenty unit-mining claim registered in the Vernon Mining Division, covering approximately 1,250 acres. The claims have the following particulars:

Claim Name	Units	Record Number	Current Expiry Date
Cruz	20	404255	August 11, 2004

The claim is 100% owned by Stephen Kenwood, a director of Manu Forti Group Inc., and is held in trust by him for the Company. The Company will reimburse the director for any out of pocket expenses and staking costs. As of September 15, 2003, the Company had paid $291 for staking costs.

In order to maintain the claim the holder must either record the exploration and development work carried out on that claim during the current anniversary year or pay cash in lieu. During the first three years of a claims existence, the cash in lieu amount is CAD$100 per unit with an additional $10 per unit recording fee; the cash in lieu amount increases to $200 per unit after the third year. Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements on the claim for additional years.

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.

Some discussions in this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration-stage company, and have not yet generated or realized any revenues from our business operations. We are not a blank check company. We have no intentions of merging with any other companies or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the Rules of the Securities Act of 1933. We must raise cash in order to implement our plan and stay in business.

To meet our needs for cash we are attempting to raise money from our public offering by filing with the Securities and Exchange Commission ("SEC"), a Registration statement in Form SB-2, which was effective on January 28, 2004. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied to this offering and exploration. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained a loan of $105,709 without interest from Mr. Steve McManaman, one of our founders. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

As of the date of this filing, we have not completed our public offering.

If we raise the maximum amount of this offering in May 31, 2004, we will begin Phase 1 and complete Phase 1 at the end of June, 2004. Phase 1 would take approximately one month and cost $22,000. We would then start Phase 2 at the beginning of August, 2004 and complete Phase 2 by mid October, 2004. Phase 2 would take approximately one to one and a half months and would cost $32,000. We cannot work from December to April because of bad weather conditions. If we complete this offering, we will not need any more funding for Phases 1 and 2. If we do not complete the offering, then we will have to raise more money through private placements, public offerings or by bringing in other partners. The money we raise from this offering will determine how long we can satisfy our cash requirements. If we do not raise enough funds, the Company may have to raise additional funds within the next 12 months.

We may not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. Our founders have not made a commitment of financial support to meet our obligations and we have not generated any revenues and no revenues are anticipated unless and until gold is discovered on the property that we have an interest. Accordingly, we must raise cash from other than the sale of the gold. We will be conducting research in connection with the exploration of the property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

Limited Operating History-Need for Additional Cash

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration-stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our claims, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct research and exploration of the property on which we own mining interests before we start production of any minerals we may find. We are seeking equity financing to provide the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue to explore or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception to September 30, 2003.

We just recently acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, Mr. McManaman has advanced to us the total sum of $105,709.00 for our corporate costs, mining interest acquisition consists and offering expenses required before the completion of the offering, and we issued 2,000,000 shares of common stock to raise money. Net cash provided by financing activities from inception to September 30, 2003 was $2,000, as a result of proceeds received from share subscriptions.

Liquidity and Capital Resources

As of September 30, 2003, we have yet to generate any revenues from our business operations.

We issued 2,000,000 founders shares on July 29, 2003 for the amount of $2,000. Since our inception, Mr. McManaman advanced to us the total sum of $105,709.00, which is used for organizational and start-up costs, operating capital and offering expenses incurred prior to the completion of this offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. McManaman will accept repayment from us when the money is available. Mr. McManaman has orally agreed not to demand the repayment from the proceeds of this offering except the offering expenses that have been paid from the loan before completion of this offering.

As of September 30, 2003, our total assets are $83,225 and our total liabilities are $105,967.

ITEM 3.  Controls and Procedures

Based on his most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
5.1*	Opinion of Fraser and Company, Barristers and Solicitors, regarding the legality of the securities being registered
10.1*	Bill of Sale Absolute
10.2*	Statement of Trustee
10.3*	Deed
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2 on September 17, 2003 and November 13, 2003, and incorporated herein by this reference.

(b)     No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 5, 2004

MANU FORTI GROUP INC.
BY: /s/ Gordon Samson Gordon Samson President, Director and Chief Financial Officer (who also performs the function of principal executive officer and principal accounting officer)
BY: /s/ Jim Mackay Jim Mackay Director

I, Gordon Samson, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Manu Forti Group Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Gordon Samson" Gordon Samson President, Director and Chief Financial Officer (who also performs the function of principal executive officer and principal accounting officer) February 5, 2004

I, Jim Mackay, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Manu Forti Group Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Jim Mackay" Jim Mackay Director February 5, 2004