Form 10QSB
period 2003-12-31
MANU FORTI GROUP INC
filed 2004-02-13
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following interim unaudited financial statement for the period ended December 31, 2003 have been prepared by the Company.

MANU FORTI GROUP INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

December 31, 2003

1. STATEMENTS OF OPERATIONS

2. BALANCE SHEET

3. STATEMENTS OF CASH FLOW

4. NOTES TO FINANCIAL STATEMENTS

Manu Forti Group Inc.

(An exploration Stage Company)

BALANCE SHEET
December 31, 2003		(Stated in U.S. Dollars)
Unaudited		Audited
ASSETS	December 31, 2003	September 15, 2003
Current
Cash	$102,484	$100,098
Prepaid expenses		4,616
Subscription receivable	2,000	2,000
Total current assets	104,484	106,714
Incorporation costs	975	975
TOTAL ASSETS	$105,459	$107,689
LIABILITIES
Current
Accounts Payable	258	-
Loan La Papillon Rouge	23,722	-
Due to shareholders [Note 3]	105,709	105,709
Total current liabilities	129,689	105,709
STOCKHOLDERS EQUITY
Authorized: 75,000,000 Common shares, par value $0.001
Issued and outstanding: 2,000,000	2,000	2,000
Deficit accumulated during the exploration stage	(26,230)	(20)
	(24,230)	1,980
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,459	$107,689
APPROVED ON BEHALF OF THE BOARD
"GORDON SAMSON", Director

Manu Forti Group Inc.

(An exploration Stage Company)

STATEMENT OF OPERATIONS
For the period from inception, July 25, 2003, to December 31, 2003			(Stated in U.S. Dollars)
Unaudited			Audited
REVENUE	$	Three Months Ended December 31, 2003	$ From Inception to December 31, 2003
EXPENSES
Mineral property acquisition costs		-	-
Bank Charges		48	177
Legal and accounting		1,440	24,853
Transfer agent and filing fees		-	1,200

		-	-
Net loss before other items		(1,488)	(26,230)
Provision for income taxes		-
NET LOSS		$(1,488)	$(26,230)

LOSS PER SHARE - BASIC		$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES		2,000,000	2,000,000

Manu Forti Group Inc.

(An exploration Stage Company)

STATEMENT OF CASH FLOWS
For the period from inception, July 25, 2003, to December 31, 2003		(Stated in U.S. Dollars)
Unaudited		Audited
	Three Months Ended December 31, 2003	From Inception to December 31, 2003
Cash Flows From Operating Activities
Net loss for the period	$(1,488)	$(26,230)
Net changes in non-cash working capital items
Increase in prepaid expenses	-
Decrease in accounts payable	-	258
	(1,488)	(25,972)
FINANCING
Increase in loan	23,722	23,722
Increase in amounts due to shareholders	-	105,709
INVESTING
Increase in incorporation costs	-	(975)
Increase in cash	22,234	102,484
Cash and cash equivalents, beginning of period	80,250	-
CASH, end of period	$102,484	$102,484
SUPPLEMENTAL CASH FLOW INFORMATION
During the period, the Company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$-	$-
Income taxes paid	-	-

Manu Forti Group Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period from inception, July 25, 2003, to December 31, 2003	(Stated in U.S. Dollars)

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

Manu Forti Group Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period from inception, July 25, 2003, to December 31, 2003	(Stated in U.S. Dollars)

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

From Inception to December 31, 2003.

We just recently acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, Mr. McManaman has advanced to us the total sum of $105,709.00 for our corporate costs, mining interest acquisition consists and offering expenses required before the completion of the offering, and we issued 2,000,000 shares of common stock to raise money. Net cash provided by financing activities from inception to December 31, 2003, was $2000, as a result of proceeds received from share subscriptions.

Liquidity and Capital Resources

As of December 31, 2003, we have yet to generate any revenues from our business operations.

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

As of December 31, 2003, our total assets are $105,459 and our total liabilities are $129,689.

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