Form 10KSB
period 2004-03-31
MANU FORTI GROUP INC
filed 2004-06-29
CIK 1261019

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-108911

MANU FORTI GROUP INC.

(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer Identification No.)

MANU FORTI GROUP INC.
390 - 1090 Homer Street
Vancouver, BC
Canada
V6B 2W9
(Address of principal executive offices, including zip code)

(604) 637-8206
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year is zero.

On March 31, 2004, there were no shares of common voting stock, $0.001 par value per share issued and held by non-affiliates.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2004, - 2,000,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ x ]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on July 25, 2003. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509 and our business office is located at Suite 1304 - 925 West Georgia Street, Vancouver, BC, Canada, V6C 3L2. Our telephone number is (604) 484-9806. Our office is donated rent-free by our President. There is no monthly rental.

Business of the Company

On August 11, 2003, we acquired the rights to explore the mineral property in British Columbia containing one twenty units claim in the name of Stephen Kenwood by staking same. It cost us $291.42 (Canadian $400.00). The claim is recorded in Mr. Kenwood's name to avoid paying additional fees, however, title to the claim has been conveyed to us by an unrecorded deed for a consideration of $10, the cost to transfer the claim, paid by us to Mr. Kenwood. The property upon which the claim is located is crown land.

Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian Dollars) and file other documents since we are a foreign corporation in Canada. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. On the same day, Mr. Kenwood also executed a Statement of Trustee declaring that he holds the title of the property in trust for the Company, and will deliver full title on demand to the Company. Should Mr. Kenwood transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Kenwood will be liable to us for monetary damages for breach of his warranty of title. We have decided that if gold is discovered on the property and it is economical to remove these, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record the deed is solely within our province. The property was chosen by Mr. Kenwood. Should we determine not to proceed with our planned business operations, we will revert the claim back to Mr. Kenwood for a consideration of $10, the cost to transfer the claim, which will be paid by Mr. Kenwood to us. See "Risk Factors-Risks Associated With Our Company-9. The deed on the property on which we own mining interests has not been registered in our name. The recorded owner will have superior title to the property."

The property is located in an area where exploration dates from 1890's when gold was first discovered in the area. According to a 1989 report filed in the British Columbia Ministry of Mines office by BP Resources, gold was noted on the property by that company in 1988 and 1989. The report had recommendations for further work that was never completed. We plan to perform a modern exploration program over the claim.

To date we have not performed any work on the property on which we own mining interests. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists on the property on which we own mining interests until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Location and Access

The property is located 6 kilometres due east of the town of Vernon, a regional service centre in southern British Columbia, Canada. The road is accessed by driving 10 kilometres east of Vernon along Highway 6 to Lavington, and then winding along forestry access roads to the north and then back west along the Becker and Dixon Lake roads.

Claim Status

The following is a list of the claims:

Claim Name	Units	Tenure Number	Current Expiry Date
Cruz	20	404255	August 11, 2004

In order to maintain the title of the claim the holder must either record the exploration work carried out during the current anniversary year or pay cash in lieu. During the first three years of a claim's existence, the cash in lien amount is CND$100 per unit with an additional CND$10 per unit recording fee; the cash in lieu amount increases to CND$200 per unit after the third year.

Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements for additional years.

Physiography

Topography on the claim is generally moderate slopes with elevations ranging from 2,500 feet in the valley bottom to 4,000 feet on the mountain tops.

The claim is moderately to well timbered; there is currently a small logging operation on the property. The area is characterized by warm dry summers with mild winters. Access to water is excellent in the area and power lines run through the middle of the property.

Snowfall in the area is moderate and the claim is snow free from late April to late November.

Property Geology

We have a geologist report on the property provided by Rod Husband on August 22, 2003 (the "Husband Report"). Mr. Husband is a graduate of the University of British Columbia (1987) and holds a BSc degree in geology. He is a member of the Associates of the Professional Engineers and Geologists of British Columbia and has been engaged in his profession by various mining explorations and/or geological consulting companies since 1987. According to the Husband Report, the property is predominantly underlain by metavolcanics and metasedimentary rocks of the Nicola group. Of particular interest is a 180 metre thick pyritic and sericitic schist that carries low grade but persistent gold mineralization. Disseminated pyrite is accompanied mainly by quartz and chlorite. The schist is probably a felsic metavolcanic unit within the Nicola Group. The unit is gradational to the southwest with graphitic argillite and to the northeast with quartz-feldspar porphyry. The schist contains gold values throughout and a 34-metre section analysed 0.5 gram per tonne gold (Assessment Report 20334 - See bottom of page 17 for details).

In the province of British Columbia, exploration work performed on mining claims is summarized in assessment reports that are filed with the British Columbia Ministry of Mines. These reports summarize the work performed and the cost of that work. If the work program is deemed acceptable to the Ministry, the value of the work is applied to maintain the mining claim. Depending on the amount of work performed, the maintenance of the claim can be carried forward for one or more anniversary dates. Assessment reports are available on microfiche to the public at any of the British Columbia Ministry of Mines Offices throughout the province of British Columbia.

West of the claim, metamorphic rocks of the Monashee Group outcrop. A north-northwest trending fault occurs just east of Becker Lake (described by Jones (1959) as the Lavington unconformity) and separates the Monashee rocks from the younger Cache Creek Group rocks to the east. The Cruz claim seems is situated within a fault bounded block of Cache Creek Group argillite and volcanics situated within a large expanse of Monashee Group Gneiss. East of the fault, a thick sequence of well bedded argillite (Cache Creek Gp) occurs and is overlain, or possibly intruded along the upper contact, by a bleached, well foliated, intensely altered zone of quartz-pyrite-sericite schist varying in width from 200 to 400 metres. Quartz sweat type veining is common within the argillite. The zone of pyritic sericite schist correlates strongly with the main gold and multi-element soil anomaly drilled by BP Resources and is thought to be derived from a quartz-feldspar porphyry intrusion of granodiorite proportions.

History of Previous Work

Minequest Exploration Associates Ltd conducted the earliest recorded work within the claim area in 1985. Significant gold anomalies in heavy mineral samples were discovered from southeast flowing tributaries of Coldstream creek. In 1988 the anomalies were staked as the Lav claims and subsequently optioned to BP Resources. A wide spaced soil geochemical sampling program was completed by BP Resources in 1989; maximum gold values attained were 750 parts per billion gold in an anomalous zone reported to be approximately 300 metres in width by 2,000 metres in length using a threshold gold values of between 9 - 15 parts per billion. BP Resources performed a short diamond drilling in November 1989 to test the anomalous area for the possibility of a large low grade deposit. Drilling encountered a mineralized pyritic sericite schist of minimum 250 metres width. Drill results include 50 metres averaging 113 parts per billion gold and 125 metres averaging 307 parts per billion gold (including 34 metres @ 500 parts per billion gold). Despite the recommendation for follow up work the company dropped their option and the claims were subsequently allowed to lapse. In BC Assessment Report (#20334) dated June 29, 1990, R. H. Wong of BP Resources stated that "...the schist unit carried gold values throughout...". The report made recommendations for more exploration of the property but BP Resources did not perform any further work on the property. Reasons for not continuing with exploration of the property are not part of the public record.

The area was restaked as the Lav claims in the summer of 1999. Ten rock samples were collected in a reconnaissance prospecting/sampling program and submitted for analysis to Chemex Labs that year. Linda Caron reported (Assessment Rpt #26, 339) that the geochemical signature of the rock and soil sampling on the Lav property was consistent with a subvolcanic gold-silver-copper deposit (transitional from porphyry to epithermal environment). The claims were again allowed to lapse and the main area of the showings was restaked as the Cruz claim on August 11, 2003.

The author has summarized information found in Assessment Reports that are available to the public on microfiche at BC Ministry of Mines Offices located at 300 - 865 Hornby Street, Vancouver, BC, V6Z 2G3.

Our Proposed Exploration Program

We must conduct exploration to determine the extent of previously discovered gold mineralization on the property on which we own mining interests and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate the property on which we own mining interests. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We will have an independent geologist to oversee and conduct the exploration on the property on which we own mining interests. To date, we have not chosen a geologist because we do not need one at this time. When we start our proposed exploration program, we will hire an independent geologist.

The independent geologist will supervise the exploration program on the property. Upon completion of each phase of the program, the independent geologist will analyze the results in the form of a geological report that will contain recommendations for either continued exploration of the property or abandonment of the claim. These recommendations will be based on the independent geologist's assessment of the potential of the property to host an economic mineral deposit based on results from exploration performed on the property.

We intend to implement an exploration program and intend to proceed in the following phases:

Phase 1 is expected to cost $22,000 and is planned to include measurement of regular spacings from a reference location for sample sites, preliminary examination and description of rock and mineral types for use in preparation of maps which show the location and features of each rock or mineral occurrence, if present, and collection of rock and soil samples at the sites which have been measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. On the grid used to collect soil geochemical samples, geophysical testing will also be conducted to obtain results pertaining to the relative magnetic characteristics of the bedrock underlying the sample grid. There is no record of any geophysics being conducted by previous operators of this property area and the Company feels that it will be a useful exploration tool to help delineate targets for further testing. Phase 1 will take approximately one month to complete, consisting of two weeks of fieldwork and two weeks of analytical evaluation and report writing. We will rely on an independent consulting geologist to conduct the fieldwork and to write the report based on his laboratory analysis. When we need this work done, we will hire a consulting geologist.

Subject to the results of the report provided by the geologist of Phase 1, we will continue to Phase 2. The Phase 2 program will consist of collection of rock and soil samples at additional sites which may be measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences will be the main focus of this program. Trenches or pits will be excavated approximately one to two metres deep and could be from several metres to fifty or more metres in length. A budget of $32,000 is estimated for Phase 2 and will take approximately four to six weeks to complete.

We are not required to receive a permit for Phase 1. For Phase 2, the Ministry of Energy and Mines of BC issues a permit in approximately two weeks. If we would be unable to obtain or delayed in obtaining the permit on time, Phase 2 would have to be delayed, although we do not believe we will be unable to obtain or delayed in obtaining the permit.

Subject to positive results provided by the geologist's report based on his analysis of sample assay results from Phase 2, we will continue to third phase of exploration. A Phase 3 program would probably involve diamond drilling targets that were generated in the first two phases of exploration. This drilling would test the depth potential and lateral extent of these mineralised targets. The cost and time of this potential Phase 3 program will be included in the final report by the consulting geologist after completion of the Phase 2 program. If the geologist, based on his analysis of sample assay results from Phase 2, advises in his report that he recommends us not to proceed with another Phase of exploration on the project, we will explore other mining properties.

The budget for each phase of this project includes the cost of hiring the geologist.

If we find mineralized materials, we intend to develop the reserves ourselves, and/or bring in other interested parties or partners. We plan to raise more money through private placements, public offerings or by bringing in other partners. The costs to develop any reserves are likely to be substantial and we may not raise enough money to cover these costs.

Competitive Factors

The mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from the property on which we own mining interests. Readily available gold markets exist in Canada and around the world. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulations. This Act sets forth rules for locating claims, posting claims, working claims and reporting work performed.

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Phase I of our exploration program does not require a permit, from the British Columbia Government or agent of the British Columbia Government.

Phase II of our exploration program requires a permit, at no cost, from the district inspector, a provincial government agent. If there is a disturbance to the land, the Ministry of Energy and Mines of British Columbia may request a bond at their discretion. Exploration work that requires permitting includes:

  drilling, trenching and excavating using machinery;

  blasting;

  disturbance of ground by mechanical means;

  construction, modification, deactivation and reclamation of an exploration access;

  induced polarization surveys using exposed electrodes;

  site reclamation.

We are also required to give written or verbal notification to the district inspector prior to the commencement of exploration activities.

We are required to reclaim our mining claim after we have completed our exploration program. We must remove the garbage, drums of fuel, clean the spills and fill in the open trenches.

If our exploration program is successful and we decide to commence mineral production, we are required to submit to the Mines Branch District Manager a permit application for the project with a project report. Upon approval of the application, the Company will receive a Project Approval Certificate and a Mines Act Permit. Upon the receipt of the Mines Act Permit, we will commence mineral production.

Environmental Law

We are subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration of mining properties. Its goals are to protect the environment through a series of regulations affecting Health, Safety, Archaeological Sites and exploration access.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and if exploration is warranted on the property, will file final plans of operation before we start any mining operations. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the full cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the Act and will continue to comply with the Act in the future. We believe that compliance with the Act will not adversely affect our business operations in the future.

Employees

Initially, we intend to use the services of subcontractors for manual labor and exploration work on the property on which we own mining interests. Our only technical employees will be Gordon Samson and Jim Mackay, our officers and directors.

Employment and Employment Agreements

At present, we have no employees, other than Messrs. Samson and Mackay, our officers and directors, who are not paid any compensation for their services. Messrs. Samson and Mackay do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

Risk Factors

1. We expect losses to continue, and failure to generate revenues will cause us to go out of business.

We were incorporated on July 25, 2003, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to March 31, 2004 is $134,043. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs, failure of which will cause us to go out of business.

2. We have no known mineral reserves and if we cannot find any we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

3. We may not be able to work and generate income if weather conditions interrupt our exploration program.

Our proposed exploration work can only be performed approximately seven to eight months of the year. This is because snow causes roads leading to our claims to be impassable during four to five months of the year. When roads are impassable, we are unable to work and generate income.

4. Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests on the property on which we own mining interests. In particular, we may not:

devote the time we would like to explore the property on which we own mining interests.;

spend as much money as we would like to explore the property on which we own mining interests;

rent the quality of equipment we would like to have for exploration;

have the number of people working on the property on which we own mining interests that we would like to have.

By limiting our operations, it will take longer and cost more to explore the property on which we own mining interests.

5. We will have to suspend our exploration plans if we do not have access to all the supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials we need.

6. We may not have enough money to complete the exploration of the property on which we own mining interests.

If we do not raise more than $104,000 from this offering, we may not have enough money to complete the exploration of the property on which we own mining interests. If it turns out that we do not have enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans. At the present time, we have not made any plans to raise additional money, and there is no assurance that we would be able to raise additional money in the future. If we need additional money, and can't raise it, we will have to suspend or cease operations.

7. Mr. Stephen Kenwood may be subject to a direct conflict of interest because he is an officer or director of other mining companies.

Mr. Stephen Kenwood, one of our directors may be subject to conflicts of interest in that he is an officer or director of other mining companies. In the future, if we decide to acquire a mining property, which is also sought by one of the companies of which Mr. Kenwood is an officer or director, a direct conflict of interest could result.

At present, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mining properties. The only conflict we foresee now is Mr. Stephen Kenwood's devotion of time to mining projects that do not involve us.

8. In the future, your shareholdings could be diluted because we may conduct further offerings.

We may conduct further offerings in the future to finance our current project or to finance subsequent projects that we decide to undertake. If we decide to raise money or conduct further offerings in the future, your shareholdings will be diluted.

9. Because the recorded owner has superior title, if the recorded owner breached his contract with us, the investors could lose their money, as the deed is not registered in our name.

The title to the claim is recorded in Mr. Stephen Kenwood's name to avoid paying additional fees, however, title to the claim has been conveyed to us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian Dollars) and file other documents since we are a foreign corporation in Canada. An unrecorded deed is one by which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Kenwood transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none.

10. You may have difficulties in recovering any damages against the Company and the Company's Directors and Officers.

You may sue the Company for damages in the US because the address for the agent for service is located in Nevada. However, for the recovery of damages against the Company and/or the directors and officers, you may have to start legal proceedings in either British Columbia, Canada, where the Company's property and the principal and executive office are located.

11. We may have to pay back the loan provided by Mr. Steve McMannaman on demand.

Mr. Steve McMannaman, one of our founders, has loaned the Company $105,709, upon his demand $3,835 was repaid to Mr. McMannaman. If Mr. McMannaman demands payment of the outstanding loan of $101,874, we will have to raise money through borrowing from other people or a private placement. There is no assurance that we will be able to raise the money. If we can't raise the money, we will have to suspend or cease our operations.

12. You may lose all your investment on our exploration program.

Because the probability of an individual prospect ever having mineral reserves is extremely remote, the probability that our property does not contain any reserves is great. If it turns out that there is no commercially worth reserves, all funds spent on exploration will probably be lost and you will lose all your investment.

ITEM 2.  DESCRIPTION OF PROPERTIES

The property of our mining claims is located 6 kilometers due east at the town of Vernon, a regional service centre in southern British Columbia.

Our administrative office is located at 1304 - 925 West Georgia Street, Vancouver, BC, Canada, V6C 3L2. Our telephone number is (604) 484-9086. Our office is donated rent-free by our President. There is no monthly rental for the office.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As at the date of this report, there was no public trading market for our common stock. As at March 31, 2004, we had four shareholders of record of our common stock.

We issued 2,000,000 unregistered common shares to the founders of the Company, among whom two are directors and officers of the Company, on July 29, 2003, in a total amount of $2,000.

There are no outstanding options or warrants or other securities convertible into common equity. The issued and outstanding 2,000,000 common shares are restricted securities and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Pursuant to the registration statement form SB-2 (file number 333-108911) effective January 28, 2004, we have since been offering for the public for the purchase of our common stock at the price of $0.10 per share to raise up to a total amount of $150,000. The public offering is self-underwritten by one of our officers.

As of May 31, 2004, we have received applications from three subscribers for the investment in the total amount of $15,000. Share Certificates have not been issued yet to the investors of this offering. We have to complete our public offering before July 25, 2004 which is 180 days from the effective date of our registration statement.

As of March 31, 2004, $51,469 of the proceeds raised by the Company was spent by the Company for the offering expenses. There has been no direct or indirect payment from the proceeds to any directors, officers, persons owning 10% or more of our shares or, any affiliates of the Company or others. In November 2003 an unrelated party Art Map Corporation, a British Columbia company, advanced $25,000 to an unrelated UK company, Gemini Management Ltd., a sports management company located in London, England, on behalf of our Company. This was recorded as an accounts payable at the end of January 2004 by our Company and remains outstanding at the time of this report. In February, 2004 our company directly advanced a further $38,000 to Gemini Management Ltd. on behalf of SI Media Enterprises Inc., a Nevada Holding Company that was acquiring Gemini Management Ltd. Both amounts totaling $63,000 were advanced as an acquisition deposit of Gemini Management Ltd. with the Company in discussions to diversify by acquiring SI Media Enterprises Inc. This has collapsed and the Company is taking actions to collect, however, as Gemini Management Ltd. is in a different jurisdiction as the Company, and SI Media Enterprises Inc. does not have available funds, the Company has fully impaired these amounts. Two thousand dollars was also paid to a consultant to identify further properties of merit for exploration.

We will attempt to have our shares listed for trading on the Bulletin Board owned by the National Associates of Securities Dealers.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future. There is no compensation plans under which our common stocks are authorized for issuance.

SEC Rule 15g

Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of March 31, 2004. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our Company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

As at March 31, 2004, the Company had cash resources of $14,131. We do not know how long this money will last, however, we estimate with the closing of the offering it will be for approximately 12 months. We will borrow funds or conduct a private placement to obtain enough funds for the Company.

Results of Operations

From inception on July 25, 2003 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our first property, preparing the registrations of our securities and conducting our public offering.

Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $105,709 from Mr. McMannaman, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. A small portion of this loan $3,835, has been returned to Mr. McMannaman. Net cash provided by financing activities from inception to March 31, 2004 was $118,874, as the result of proceeds received from the founders of the Company and public offering.

From inception we have spent $4,299.88 on our property. This includes $4,135 for the geological report on our claims and $165 for staking cost.

We have spent a total of $48,829 for legal fees as at March 31, 2004, for the preparation and filing of the registration statement, preparation and filing of the quarterly reports and for other legal advice and services.

We have spent a total of $1,440 for audit/accounting fees related to the filing of the registration statement.

From inception, $1,200 was spent on filing fees, and $12,299 was spent for bank charges and web site development and hosting. There has been no funds expended on office administration and general office costs.

Liquidity and Capital Resources

As of March 31, 2004, we have yet to generate any revenues from our business operations.

We issued 2,000,000 founders shares on July 29, 2003. This was accounted for as capital of $2,000. Since our inception, Mr. McMannaman advanced demand loans to us with the total sum of $101,874 outstanding, part of which was used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. The loans do not bear interest and have not been materially paid as of the date hereof. We issued two promissory notes reflecting the demand loans and they are due upon demand. Mr. McMannaman agreed that except for the pre-paid offering expenses of the public offering, he will accept payment from us when the money is available.

As of March 31, 2004, we had cash resources of $14,131. We had accounts payable and accrued liability of $29,300. This is comprised of $25,000 payable to Art Map Corp., and $4,300 in property payments to MCG Consulting Inc.

We determined that the loans to Gemini Sports Management Ltd. in the amount of $25,000 and to SI Media Enterprises Inc. in the amount of $38,000 may not be collected.

Recent Sales of Unregistered Securities

Since inception on July 25, 2003, we have sold the following securities to our founders which were not registered under the Securities Act of 1933, as amended.

Name and Address	Date	Shares	Consideration
Gordon Samson 2740 Oliver Crescent Vancouver, BC, Canada V6L 1S9	July 29, 2003	250,000	$250
Lee Freeman 19 Tunmarsh Lane London, UK E13 9ND	July 29, 2003	250,000	$250
Jim Mackay Chateau De Mont 64300 Mont France	July 29, 2003	750,000	$750
Steve McMannaman Maison Houcarde Gouze, Orthez France 64300	July 29, 2003	750,000	$750

We issued the foregoing restricted shares of common stock to our founders under Section 4(2) of the Securities Act of 1933. No commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

ITEM 7.  FINANCIAL STATEMENTS

MOEN AND COMPANY CHARTERED ACCOUNTANTS

Member:

Canadian Institute of Chartered Accountants

Institute of Chartered Accountants of British Columbia

Institute of Management Accountants (USA) (From 1965)

Registered with:

Public Company Accounting Oversight Board (USA) (PCAOB)

Canadian Public Accountability Board (CPAB)

Canada - British Columbia Public Practice Licence

Securities Commission Building

PO Box 10129, Pacific Centre

Suite 1400 - 701 West Georgia Street

Vancouver, British Columbia

Canada V7Y 1C6

Telephone: (604) 662-8899

Fax: (604) 662-8809

Email: moenca@telus.net

INDEPENDENT AUDITORS' REPORT

To the Shareholders of

Manu Forti Group Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Manu Forti Group Inc. (An Exploration Stage Company) as of March 31, 2004, and the related statements of income, retained earnings, cash flows and changes in stockholders' equity for the period from inception date of July 25, 2003 to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manu Forti Group Inc. (An Exploration Stage Company) as of March 31, 2004, and the results of its operations and its cash flows for the period from inception date of July 25, 2003 to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

"Moen and Company"

Vancouver, British Columbia, Canada

Chartered Accountants

June 14, 2004

"Independent Accountants and Auditors"

MANU FORTI GROUP INC.
(An Exploration Stage Company)
Balance Sheet
March 31, 2004
(Expressed in U.S. Dollars)

ASSETS

Current Assets		
Cash and cash equivalents (Note 2(f))	$	14,131
Loans Receivable (Note 7)		63,000
Less: Allowance for doubtful accounts		(63,000)
		--
	$	14,131

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities		
Accounts payable and accrued	$	29,300
Loan from shareholder (Note 3)		101,874
		131,174
Stockholders' Equity		
Capital Stock		
Authorized:		
75,000,000 common shares, par value $0.001		
Issued and outstanding		
2,000,000 common shares		
Par value		2,000
Share subscriptions		15,000
Deficit, accumulated during the exploration stage		(134,043)
		(117,043)
	$	14,131

Approved on Behalf of the Board

"Gordon Samson", Director

See Accompanying Notes and Independent Auditors' Report

MANU FORTI GROUP INC.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

	From Inception Date of July 25, 2003 to Year Ended March 31, 2004	Three Months Ended March 31, 2004
Cash Provided by (Used for)		
Operating Activities		
Net profit (loss) for the period	$ (134,043)	$ (107,813)
Items not requiring use of cash		
Bad debts	63,000	63,000
Changes in non-cash working capital items		
Accounts payable and accrued	29,300	29,042
	(41,743)	(15,771)
Investing Activities		
Loans receivable	(63,000)	(86,722)
Incorporation costs	--	975
	(63,000)	(85,747)
Financing Activities		
Shares issued	2,000	--
Share subscriptions	15,000	17,000
Loan from shareholder	101,874	(3,835)
	118,874	13,165
Cash increase (decrease)		
During the Period	14,131	(88,353)
Cash, Beginning of Period	--	102,484
Cash and equivalents, End of Period	$ 14,131	$ 14,131
Cash and equivalents consist of:		
Cash	$ 9,131	$ 9,131
Cash in Trust with lawyer	5,000	5,000
	$ 14,131	$ 14,131

Note 1. BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

(a) The Company was incorporated in the State of Nevada, USA on July 25, 2003 and this is the date of inception of the Company. The Company has contracted to acquire a mineral property interest but has not yet determined whether this property contains mineral resources that are economically recoverable.

(b) The Company is considered to be an exploration stage enterprise, as its principal operations have not yet produced significant revenue.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Administration Costs

Administration costs are written off to operations when incurred.

(b) Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar.

Monetary assets and liabilities are translated at the current rate of exchange.

The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired.

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(c) Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

(d) Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the year ended March 31, 2004 is as follows:

(e) Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life of the orebody to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of $5,000 cash in trust with lawyer and $9,131 deposited in bank.

(g) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, accordingly, management is not aware of any known environmental remedial liabilities as at March 31, 2004.

(h) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion NO. 25, "Accounting for Stock Issued to Employees," and the FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)." No options were granted during the period and accordingly there is no compensation cost.

(i) Segment Reporting

SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective an basic principles of SFAS No.131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No.131. SFAS No.131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

Note 3. LOAN FROM SHAREHOLDER

The company has a loan payable to a shareholder of $101,874. This amount is unsecured, bears no interest, with no specific terms of repayment.

As this related party provided the loan, a charge to interest expense will be treated as a contribution to capital for foregone interest. Interest at bank prime rate will be used to record this foregone interest. There is no interest expense incurred for the period ended March 31, 2004.

Note 4. INCOME TAXES

The Company has losses that total $134,043 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at March 31, 2004 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

Note 7. LOANS RECEIVABLE

The Management of the Company determined that the loans receivable may not be collectible and accordingly, an allowance for doubtful accounts for this impairment and a charge to income is recorded at March 31, 2004:

Note 8. MINERAL PROPERTY INTEREST

The Company owns mining interest in the following twenty unit-mining claim registered in the Vernon Mining Division, covering approximately 1,250 acres:

Claim Name Units Record Number Current Expiry Date

Cruz 20 404255 August 11, 2004

The Claim is 100% owned by Manu Forti Group Inc. but is held in trust for the Company by Stephen Kenwood, a director of the Company. The Company will reimburse the director for any out of pocket expenses and staking costs.

The cost of $4,300 for a geological report on this property is charged to income.

Note 9. SEGMENT REPORTING

Segmented information of the Company's identifiable assets and operating activities, is as follows:

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Moen and Company, Chartered Accountants, has been retained to provide the auditor's report and to review the engagement report for our financial statements from inception of July 25, 2003. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, Bedford Curry & Co., Chartered Accountants, for dismissal of its services and there are no disagreements between us and the former accountant, Bedford Curry & Co., whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to February 13, 2004. The former accountant's report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles

Prior to engaging the new accountant, we did not consult with it regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

We have provided Bedford Curry & Co. with a copy of the disclosure provided within this caption of this report and has advised the Commission as to whether it agrees or disagrees with the disclosure made therein.

A copy of its response is attached hereto and incorporated herein by this reference. See item 13.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

Officers and Directors

Each of our directors is elected by stockholders for a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors for a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees. On October 21, 2003, the board of directors accepted the resignation from Mr. Lee Freeman as a director and appointed Mr. Jim Mackay as a director to fill the vacancy.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident Address	Age	Positions
Gordon Samson 2740 Oliver Crescent Vancouver, BC, Canada V6L 1S9	46	President, Secretary, Treasurer, Director and CFO
Jim Mackay Chateau De Mont 64300 Mont France	42	Director
Stephen Kenwood 13629 Marine Drive White Rock, BC, Canada	42	Director

The persons named above, other than Jim Mackay, have held their offices/positions since inception of our company. All of them are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Gordon Samson has been our President, Secretary, Treasurer, CFO and member of our board of directors since the inception of our business. Mr. Samson has devoted approximately 75% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Samson received a Diploma of Technology in Business Administration from the British Columbia Institute of Technology in 1982. He received his Certified General Accountant ("CGA") designation in 1991. Mr. Samson also achieved a Certified Financial Planner designation ("CFP") in 1998 that he does not maintain.

Mr. Samson has been engaged in a financial capacity for the past 18 years, through his involvement initially as a financial officer with Revenue Canada, now Canada Customs Revenue Agency ("CCRA"), as a Senior Banker with TD Canada Trust, a major Canadian institution (from 1989 - 1996) and as a consultant providing Chief Financial Officer services to a wide range of companies in both the public markets and the private market.

From March 1997 to November 1998, Mr. Samson was an accounting manager for a branch of Global Securities Corp., a regional full brokerage house in British Columbia, Canada.

From December 1998 to February 2000, Mr. Samson was a licensed representative of Global Securities Corp.

From March 2000 to November 2000, Mr. Samson was the controller and consultant of American Resource Management Consultants Ltd., a Vancouver B.C. management company for TSX Venture Exchange public companies

From September 2000 to December 2000, Mr. Samson was a Director of International Millennium Mining Corp, a British Columbia reporting company.

From December 2000 to April 2001, Mr. Samson was a corporate finance associate consultant of Moore Consulting Inc. in Vancouver, British Columbia, a due diligence firm specializing in merger and acquisition activities.

From May 2001 to August 2001, Mr. Samson was the Chief Financial Officer and a consultant of Golden Fortune Investments Ltd., a Vancouver TSX Venture Exchange public company engaged in technology start ups ("TSX - GFX").From July 2001 to May 2003, Mr. Samson was a Director of Data Fortress Systems Group Ltd. (formerly, ianett International Systems Ltd.) ("TSX - DFG") ("OTC BB - DFGRF"), a company providing network technology services.

Since October 2002, Mr. Samson is a Director and the Chief Financial Officer of CYOP Systems International Inc. ("OTC BB - CYOI"), a Nevada media service corporation. CYOP files reports with the Securities and Exchange Commission.

Mr. Jim Mackay has been a member of our board of directors since October 21, 2003. Mr. Mackay has devoted approximately 25% of his professional time to our business and intends to devote this amount of time in the future.

Mr. Mackay is semi-retired and is an entrepreneur/investor. Mr. Mackay relocated from Scotland to England in 1992 where he launched a successful bar (The Edge) in London's West End. Mr. Mackay still maintains license royalty's on the trademarked named.

From June 1992 to July 1992, Mr. Mackay served as the interim Chief Executive Officer of World Gaming PLC, headquartered at 33 St. James Square London, England.

Mr. Stephen Kenwood has been a member of our board of directors since the inception of our business. Mr. Kenwood has devoted approximately 2% of his professional time to our business and intends to continue to devote this amount of time in the future:

Steve Kenwood is a registered member of the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Kenwood received a Bachelor of Science (Geology) degree from the University of British Columbia in 1987.

Mr. Kenwood has been involved in the venture capital markets for the last eight years, through his involvement as a geological consultant and management consultant to various public and private companies.

During his 14 years as a geologist, Mr. Kenwood has gained valuable experience in the area of advanced project development.

Since March, 1996 Mr. Kenwood has been a director of Majestic Gold Corp., a natural resource exploration company which list listed on the TSX (MJS:TSX).

Since September, 1997 Mr. Kenwood has been a director of Auterra Gold Corp., a natural resource exploration company which list listed on the TSX (AUW:TSX).

Since February, 2002, Mr. Kenwood has been a director of Longbow Mining Corp., a natural resource exploration and company having completed its first public offering.

From July, 1999 to November 2001, Mr. Kenwood was a director of Gothic Resources Inc. (since re-named American Natural Energy Corp.) a natural resource exploration company which is listed on the TSX (ANR.U:TSX).

From February, 2000 to October, 2000, Mr. Kenwood was a director of Cheni Resources Inc. a natural resource exploration company which is listed on the TSE (CHB:TSE).

From June, 1996 to July, 1999 Mr. Kenwood was a director of Kinvara Ventures Inc., a natural resource exploration company which is listed on the TSX (KIN:TSX).

From May, 1995 to March, 1999 Mr. Kenwood was a Director of Miner River Resources Inc. (since re-named Eagle Plains Resources Ltd., a natural resource exploration company which is listed on the TSX (EPL:TSX).

Since 1993 Mr. Kenwood has been a partner with MCG Market Catalyst Group Inc., a private venture capital group based in Vancouver, British Columbia.

As President of Pebble Beach Geological Services Ltd., Mr. Kenwood has worked as an independent geological consultant since 1992.

Conflicts of Interest

We believe that Mr. Kenwood will be subject to conflicts of interest. The conflicts of interest arise from their relationships with other mining operations. In the future, Mr. Kenwood will continue to be involved in the mining business for other entities and their involvement could create a conflict of interest. At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mining properties. The only conflicts we foresee are Mr. Kenwood's devotion of time to mining projects that do not involve us.

Specifically, Mr. Kenwood is a director of Majestic Gold Corp., Auterra Gold Corp., Longbow Mining Corp. and Kinvara Ventures Inc., all of which are involved in the mining business.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Manu Forti Group, Inc.

1304 - 925 West Georgia Street
Vancouver, BC
Canada
V6C 3L2

ITEM 10.  EXECUTIVE COMPENSATION

Messrs. Samson, Mackay and Kenwood, our officers and directors, are not compensated for their services.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to a proceeding, including any lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is being indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may also be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors and officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of May 31, 2004, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Messrs Samson and MacKay are the only promoters of our company.

Name and Address of Beneficial Owner	Number of Shares Outstanding	Percentage of Ownership
Gordon Samson 2740 Oliver Crescent Vancouver, BC, Canada V6L 1S9	250,000	12.50
Lee Freeman 19 Tunmarsh Lane London, UK E13 9ND	250,000	12.50
Stephen Kenwood 13629 Marine Drive White Rock, BC, Canada	Nil	Nil
Jim Mackay Chateau De Mont 64300 Mont France	750,000	37.50
Steve McMannaman Maison Houcarde Gouze, Orthez France 64300	750,000	37.50
Total	2,000,000	100
All Officers and Directors as a Group (2 persons)	1,000,000	50.00

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 29, 2003, we issued a total of 2,000,000 shares of restricted common stock to Mr. Samson and Mr. MacKay, officers and directors of the company, and to Mr. McMannaman and Mr. Freeman as founders of the Company. This was accounted for as advances of $2,000.00.

Since our inception, Mr. McMannaman has advanced demand loans to us totaling $105,709 with $101,874 outstanding at the date of this report, part of which were used for organizational and start-up costs and the offering expenses incurred prior to the completion of the public offering. The loans do not bear interest and have not been paid as of the date hereof.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-10556 on May 23, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Bill of Sale Absolute
10.2*	Statement of Trustee
10.3*	Deed
10.4	Agreement between Art Map Corp. and the Company
16.1	Letter from Bedford Curry & Co.
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

*  Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on May 23, 2003.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fee.

The aggregate fees billed by our previous accountant, Bedford Curry & Co., for professional services rendered for the audit of our financial statement filed as part of our registration statement Form Sb-2 filed on May 23, 2003 and for review of our financial statements included in our Form 10-QSB filings ended for the period of December 31, 2003 are $1,440.

(2) Tax Fees.

There have been no tax fees billed by our accountants from the inception of our Company to our fiscal year end of March 31, 2004.

(3) All Other Fees.

There have been no other fees billed by our accountants from the inception of our Company to our fiscal year end of March 31, 2004.

(4) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(5) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of April, 2004.

MANU FORTI GROUP INC.
(Registrant)

BY:  /s/ Gordon Samson
Gordon Samson
President and a member of the Board of Directors
(who also performs the function of principal chief executive officer and principal accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gordon Samson Gordon Samson President and a member of the Board of Directors (who also performs the function of principal chief executive officer and principal accounting officer) 06/24/2004
/s/ Jim MacKay Jim MacKay A member of the Board of Directors 06/24/2004

EXHIBIT 10.4

THIS AGREEMENT made as of the 31st day of January, 2004.

BETWEEN:

ART MAP CORP., a company duly incorporated in the Province of British Columbia

(hereinafter referred to as the "Creditor")

OF THE FIRST PART

AND:

Manu Forti Group Inc, a company duly incorporated in the State of Nevada and having its administrative office at 1304 - 925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2

(hereinafter referred to as the "Debtor")

OF THE SECOND PART

The parties hereto agree as follows:

    The Creditor advanced on behalf of the Debtor the sum of TWENTY FIVE THOUSAND (US$25,000.00) UNITED STATES DOLLARS (hereinafter referred to as the "Principal Sum") to Gemini Management, a UK company. On the Commencement Date (defined as November 2003).

    If on demand at January 31, 2004, on Gemini Management Ltd ,the Principal Sum is not repaid in full by Gemini Management Ltd., then, Manu Forti as Creditor will record on its books and record the US$25,000 as an accounts payable by this agreement.

    As security for the repayment of the Principal Sum by the Creditor in accordance with the terms and conditions of this Agreement, and on the basis that it is not repaid by Gemini Management Ltd., on January 31, 2004, the Creditor provides this undertaking (per item 2 above) that this amount once booked will be repaid prior to the shareholder loan of Steve Mcmanaman from Manu Forti Group Ltd.,

    In the event a dispute between the parties should arise during the term of this Agreement, such dispute will be resolved by arbitration of a single arbitrator appointed pursuant to the Commercial Arbitration Act of British Columbia.

    On the happening of any of the following events of default, the Creditor may, at its option, require the unpaid balance of the Principal Sum, to become immediately due and payable:

      in the event the Debtor defaults under any of the terms and conditions contained in this Agreement;

      in the event the Debtor should become bankrupt or insolvent or the Debtor becomes subject to the provisions of the Bankruptcy Act or any other act for the benefit of creditors or should the Debtor go into liquidation, either voluntarily or under an Order of a Court of competent jurisdiction or make a general assignment for the benefit of its creditors or otherwise acknowledge its insolvency; and

      if the event the Debtor should suspend or fail to carry on or continuously conduct its business.

11. On the happening of an event of default the Creditor shall have the right, without any further demand or notice whatsoever to exact payment of all amounts whatsoever then outstanding and owing to or become owing by the Debtor to the Creditor under any agreement made between the Creditor and the Debtor and to use any action it sees fit in furtherance of such collections.

12. Notice may be given to either party by sending it through the post by prepaid mail or delivered to the party for whom it is intended, at the principal address of such party provided herein or at such other address as may be given in writing by such party to the other, and any notice if posted shall be deemed to have been given at the expiration of three business days after posting and if delivered, on delivery.

13. This Agreement shall enure to the benefit of and be binding on the parties hereto and their respective heirs, administrators, successors and permitted assigns.

14. The parties hereto attorn to the jurisdiction of the Province of British Columbia.

15. This Agreement may be executed in any number of counterparts or by facsimile, each of which shall together, for all purposes, constitute one and the same instrument, binding on the parties and each of which shall together be deemed to be an original, notwithstanding that all of the parties are not signatory to the same counterpart or facsimile.

IN WITNESS WHEREOF the parties hereto have hereby set their hands and seals on the day and year first above written.

SIGNED, SEALED and DELIVERED by ART MAP CORP. in the presence of:

___________________________________

(Signature of Witness)

___________________________________ (Name of Witness)

___________________________________

(Address of Witness)

___________________________________

___________________________________
(Occupation of Witness)

) ) ) ) ) ) ) ) ) ) )	Authorized Signatory

The Corporate Seal of Manu Forti was hereunto affixed in the presence of: /s/ Gordon Samson Authorized Signatory	) ) ) ) C/S ) ) )

Gordon Samson - President

EXHIBIT 16

Securities Exchange Commission

450 Fifth Street, NW

Washington, DC 20549

Re: Manu Forti Group Inc.

We have read Item 8 of the Form 10-KSB of Manu Forti Group Inc. dated June 24, 2004 and we do not disagree with the disclosure.

/s/ Bedford Curry & Co.

Bedford Curry & Co.

Vancouver, BC

June 24, 2004

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Gordon Samson, certify that:

1. I have reviewed this annual report on Form 10-KSB of MANU FORTI GROUP INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2004, 2004

By:	/s/ Gordon Samson President and a member of the Board of Directors (who also performs the function of principal chief executive officer and principal accounting officer)

I, Jim MacKay, certify that:

1. I have reviewed this annual report on Form 10-KSB of MANU FORTI GROUP INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2004

By:	/s/ Jim MacKay Jim MacKay A member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Gordon Samson, a Director and President, who also performs the function of principal chief executive officer and principal accounting officer of Manu Forti Group Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Manu Forti Group Inc.

By:	/s/ Gordon Samson President and a member of the Board of Directors (who also performs the function of principal chief executive officer and principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to Manu Forti Group Inc. and will be retained by Manu Forti Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.