Form 10QSB
period 2004-06-30
MANU FORTI GROUP INC
filed 2004-08-20
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-108911

MANU FORTI GROUP INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer Identification No.)
1304-925 West Georgia Street, Vancouver, BC, Canada, V6B 2W9 (Address of principal executive offices)
(604) 484-9086 (Issuer's Telephone Number)
390 - 1090 Homer Street, Vancouver, BC, Canada, V6B 2W9 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

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

Outstanding as of June 30, 2004: 2,000,000 common shares

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following interim unaudited financial statement for the period ended June 30, 2004 have been prepared by the Company.

MANU FORTI GROUP INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

June 30, 2004

1. BALANCE SHEET

2. STATEMENTS OF OPERATIONS

3. STATEMENTS OF CASH FLOW

4. NOTES TO FINANCIAL STATEMENTS

Manu Forti Group Inc.

(An exploration Stage Company)

BALANCE SHEET
June 30, 2004
(Expressed in U.S. Dollars)

ASSETS	June 30, 2004
Current
Cash and cash equivalents (Note 2(f))	$5,115
Total current assets	5,115

TOTAL ASSETS	$5,115

LIABILITIES
Current
Accounts Payable	32,692
Due to shareholders [Note 3]	101,874
Total current liabilities	134,566

STOCKHOLDERS EQUITY
Authorized: 75,000,000 Common shares, par value $0.001
Issued and outstanding: 2,000,000	2,000
Share subscriptions	15,000
Deficit accumulated during the exploration stage	(146,451)
Stockholders Equity (Deficit)	(129,451)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,115
APPROVED ON BEHALF OF THE BOARD
"GORDON SAMSON", Director

Manu Forti Group Inc.

(An exploration Stage Company)

Statement of Operations

For Three Months Ended June 30, 2004

(Expressed in U.S. Dollars)

(Unaudited)
	From Inception Date of July 25, 2003 to Period Ended June 30, 2004	Three Months ended June 30, 2004

General and Administrative Expenses
Accounting Fees	5,217	3,777
Bad Debt	63,000	-
Bank Charges and Interest	328	29
Consulting Fees	2,000	-
Geological Report	4,300	-
Legal	55,731	6,902
Transfer agent and Filing Fees	1,400	200
Website hosting Development costs	13,500	1,500
                Incorporation Costs
	975	-
	-	-
Net loss before other items	146,451	(12,408)
Provision for income taxes	-
Net profit (loss) for the Period	$(146,451)	$(12,408)

LOSS PER SHARE - BASIC		$(0.01)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES		2,000,000
Manu Forti Group Inc.
(An exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on July 25, 2003 to June 30, 2004
					(Stated in U.S. Dollars)
(Unaudited)							Total
			Additional		Retained	Total	Stock-
	Common stock		paid-in	Share	Earnings	Capital	Holders'
	Shares	Amount	capital	Subscriptions	(Deficit)	Stock	(deficiency)
Shares issued	2,000,000	$2,000	$-			$2,000	$2,000

Shares subscriptions, shares unissued at March 31, 2004	-	-	-	$15,000		$15,000	$15,000

Net loss for the period ended March 31, 2004	-	-	-		$(134,403)	-	$(134,403)
Balance, March 31, 2004	2,000,000	$2,000	-	$15,000	$(134,403)	$17,000	$(117,043)
- foreign currency translation adjustment	-	-	-	-		-	-

Net loss for the period ended June 30, 2004	-	-	-	-	$(12,408)	-	(12,408)
Balance, June 30, 2004	2,000,000	$2,000	$-	$15,000	$(146,451)	$17,000	(129,451)

Manu Forti Group Inc.

(An exploration Stage Company)

Statement of Cash Flows

For Three Months Ended June 30, 2004

(Expressed in U.S. Dollars)

(Unaudited)
	From Inception Date of July 25, 2003 to Period Ended June 30, 2004

Three Months Ended June 30, 2004

Cash Flows From Operating Activities
Net profit (loss) for the period	$(146,451)	$(12,408)
Net changes in non-cash working capital items
Bad debts	63,000	-
Increase in prepaid expenses	-	-
Decrease in accounts payable	32,692	3,392
	(50,759)	(9,016)
FINANCING
Shares issued	2,000	-
Share subscriptions	15,000	-
Increase in amounts due to shareholders	101,874	-
	118,874	-
INVESTING
Incorporation costs	-	-
Loans receivable	(63,000)	-
	(63,000)	-
Increase in cash	5,115	(9,016)
Cash and cash equivalents, beginning of period	-	14,131
CASH, end of period	$5,115	$5,115
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$5,115	$5,115
Lawyers Trust	-	-

Manu Forti Group Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Stated in U.S. Dollars)

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
June 30, 2004
(Stated in U.S. Dollars)

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

Manu Forti Group Inc.(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of $5,115 deposited with the Company's bankers.

(g) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, accordingly, management is not aware of any known environmental remedial liabilities as at June 30, 2004.

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

Manu Forti Group Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Stated in U.S. Dollars)

3.  LOAN FROM SHAREHOLDERS

The Company has a loan payable to a shareholder of $101,874. This amount is unsecured, non-interest bearing and has no fixed repayment terms.

As this related party provide the loan, a change to interest expense will be treated as a contribution to capital for foregone interest. Interest at bank prime rate will be used to record this forgone interest. There is no interest expense incurred for the period ended June 30, 2004.

4. INCOME TAXES

The Company has losses that total $146,451 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of the losses.

5. PENSION AND EMPLOYMENT LIANILITIES

The Company does not have any liabilities as at June 30, 2004 for pension, post employment benefits or postretirement benefits. The Company does not have a pension plan.

6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

7.  MINERAL PROPERTY INTEREST

The Company owns a mineral property interest in the following twenty unit-mining claims registered in the Vernon Mining Division, covering approximately 1,250 acres.

Claim Name	Units	Record Number	Current Expiry Date
Cruz	20	413322	August 19, 2005

The above referenced claim had lapsed and had to be re-staked. Stephen Kenwood, a director of the Company re-staked the Cruz Claim on August 19, 2004. The claim is 100% owned by Manu Forti Group Inc., and is held in trust for the Company by Stephen Kenwood. The Company will reimburse the director for any out of pocket expenses and staking costs.

Manu Forti Group Inc.

(An exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004	(Stated in U.S. Dollars)

8. SEGMENT REPORTING

Segmented information of the Company's identifiable assets and operating activities, is as follows:

June 30, 2004	Canada	U.S.	Total
Current assets	$5,115	$0	$5,115

Revenue	$0	$0	$0
Administration costs	$12,408	$0	$12,408
Net profit (loss) for the year	$(12,408)	$0	$(12,408)

March 31, 2004	Canada	U.S.	Total
Current assets	$14,131	$0	$14,131

Revenue	$0	$0	$0
Administration costs	$134,043	$0	$134,043
Net profit (loss) for the year	$(134,043)	$0	$(134,403)

9. SUBSEQUENT EVENTS

On July 23, 2004 the Offering for 1,500,000 shares at $0.10 was completed. with proceeds to the Company of $133,700 and 50 subscribers for 1,337,000 common shares. Share certificates have not been issued as of August 20, 2004.

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

The following is a list of our claims:
Claim Name	Units	Tenure Number	Current Expiry Date
Cruz	20	413322	August 19, 2005

The above referenced claim had lapsed and had to be re-staked. Stephen Kenwood re-staked the Cruz Claim on August 19, 2004. We are not the recorded owner of this property. The title of the claim and the right to explore this property are recorded in Stephen Kenwood's name to avoid paying additional fees. However, title to the claim has been conveyed to us in an unrecorded deed. Mr. Kenwood is a director of the Company.

We have a two-phase plan for our exploration program.

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

Subject to the results of the report provided by the geologist of Phase 1, we will continue to Phase 2, we would then start Phase 2 at the beginning of October 2004 with an expectation to complete by mid November 2004. The Phase 2 program will consist of collection of rock and soil samples at additional sites which may be measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences will be the main focus of this program. Trenches or pits will be excavated approximately one to two metres deep and could be from several metres to fifty or more metres in length. A budget of $32,000 is estimated for Phase 2 and will take approximately four to six weeks to complete. We cannot work from December to April because of bad weather conditions.

To meet our needs for cash we have raised $133,700 from our public offering (the "Offering") by filing with the Securities and Exchange Commission ("SEC"), a Registration statement in Form SB-2, file no. 333-108911, which was effective on January 28, 2004. This Offering was completed on July 23, 2004. None of the proceeds from the Offering have been used as at the date of the report. Also, as of the date of this report, share certificates for this Offering have not been issued. The completion of the Offering took longer than expected and as a result we do not expect to begin and complete Phase 1 until the end of September 2004.

We do not need any more funding for Phases 1 and 2. We will have to raise more money through private placements, public offerings or by bringing in other partners if the exploration program yields any significant discovery of minerals. The money raised from this Offering is sufficient to meet our cash requirements for the next 12 months. The Company may have to raise additional funds within the next 12 months if further exploration is planned.

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

Initially, we intend to use the services of subcontractors for manual labour and exploration work on the property on which we own mining interests. Our only technical employees will be Gordon Samson and Jim Mackay, our officers and directors.

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

To become profitable and competitive, we must conduct research and exploration of the property on which we own mining interests before we start production of any minerals we may find. We raised equity financing to provide the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue to explore or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From inception to June 30, 2004, we have engaged in no significant operations other than organizational activities, preparing the registrations of our securities and completing our public Offering.

We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Mr. McManaman one of our founders is owed $101,874.00 for our corporate costs, mining interest acquisition consists and Offering expenses required before the completion of the Offering, and we issued 2,000,000 shares of common stock to raise money from our founders totalling $2,000.00.

Liquidity and Capital Resources

As of June 30, 2004, we have yet to generate any revenues from our business operations.

We issued 2,000,000 founders shares on July 29, 2003 for the amount of $2,000. Since our inception, Mr. McManaman advanced to us a net sum of $101,874.00, which is used for organizational and start-up costs, operating capital and Offering expenses incurred prior to the completion of this Offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. McManaman will accept repayment from us when the money is available. Mr. McManaman has orally agreed not to demand the repayment from the proceeds of this Offering except the Offering expenses that have been paid from the loan before completion of this Offering.

As of June 30, 2004 we had cash resources of $5,115. As of June 30, 2004, our total assets are $5,115 and our total liabilities are $134,566. Subsequent to June 30, 2004 we completed our Offering, raising $133,700.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*
Bylaws

4.1*	Specimen Stock Certificate
10.1	Bill of Sale Absolute
10.2	Statement of Trustee
10.3	Deed
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated May 17, 2003, and incorporated herein by this reference.

  On May 26, 2004 the Company filed a report on Form 8-K. Item 5 described the relocation of the Company's administrative offices to 1304 - 925 West Georgia Street.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2004

MANU FORTI GROUP INC.
BY: /s/ Gordon Samson Gordon Samson President, Director and Chief Financial Officer (who also performs the function of principal executive officer and principal accounting officer)
BY: /s/ Jim Mackay Jim Mackay Director

Rule 13a-14(a)/15d-14(a)

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

(Signature) (Title) (Date)	/s/ "Gordon Samson" Gordon Samson President, Director and Chief Financial Officer (who also performs the function of principal executive officer and principal accounting officer) August 20, 2004

Rule 13a-14(a)/15d-14(a)

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
August 20, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Gordon Samson, a Director and President, who also performs the function of principal chief executive officer and principal accounting officer of Manu Forti Group Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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