Form 10QSB
period 2004-09-30
MANU FORTI GROUP INC
filed 2004-11-12
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2004

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

Outstanding as of September 30, 2004: 3,337,000 common shares

Transitional Small Business Disclosure Form Act (Check One) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following interim unaudited financial statements for the period ended September 30, 2004 have been prepared by the Company.

MANU FORTI GROUP INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

September 30, 2004

1. BALANCE SHEET

2. STATEMENTS OF OPERATIONS

3. STATEMENTS OF CASH FLOW

4. NOTES TO FINANCIAL STATEMENTS

Manu Forti Group Inc.

(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Expressed in U.S. Dollars)
ASSETS	September 30, 2004	March 31, 2004
Current
Cash and cash equivalents (Note 2(f))	$84,317	$14,131
Total current assets	84,317	14,131

TOTAL ASSETS	$84,317	$14,131
LIABILITIES
Current
Accounts Payable	3,750	29,300
Due to shareholders (Note 3)	101,874	101,874
Total current liabilities	105,624	131,174

STOCKHOLDERS' (DEFICIENCY)
Capital Stock
Authorized:
75,000,000 Common shares, par value $0.001
Issued and outstanding:
3,337,000 common shares (March 31, 2004 - 2,000,000)
Par Value	3,337	2,000
Additional paid-in capital	132,363	-
Share subscriptions	-	15,000
Deficit accumulated	(157,007)	(134,043)
Total Stockholders (Deficiency)	(21,307)	(117,043)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$84,317	$14,131
APPROVED ON BEHALF OF THE BOARD
"GORDON SAMSON", Director

Manu Forti Group Inc.

(An Exploration Stage Company)

Statement of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	From Inception Date of July 25, 2003 to Period Ended September 30, 2004	For the Three Months Ended September 30		For the Six Months Ended September 30
		2004	2003	2004	2003
General and Administrative Expenses
Audit fees	$7,052	1,835	-	5,612	-
Bad debts	63,000	-	-	-	-
Bank charges and interest	379	51	130	80	130
Consulting fees	2,000	-	-	-	-
Geologist report	12,895	8,595	-	8,595	-
Legal and accounting	55,731	-	23,412	6,902	23,412
Transfer agent and filing fees	1,475	75	1,200	275	1,200
Website development costs	13,500	-	-	1,500	-
Incorporation costs written off	975	-	-	-	-

Net loss before other items	157,007	10,556	24,742	22,964	24,742
Provision for income taxes		-	-	-	-
Net profit (loss) for the Period	$(157,007)	$(10,556)	$(24,742)	$(22,964)	$(24,742)

LOSS PER SHARE - BASIC		$(0.00)	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES		2,435,978	2,000,000	2,219,180	2,000,000
Manu Forti Group Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficiency
For the Six Months Ended September 30, 2004

(Unaudited)							Total
			Additional				Stock-
	Common stock		paid-in	Share	Income	Deficit	Holders'
	Shares	Amount	capital	Subscriptions	(Loss)	Accumulated	(deficiency)
Balance, March 31, 2004	2,000,000	$2,000	-	-	-	$(134,043)	$(132,043)

Share issued September 1 on SB-2 offering	1,337,000	1,337	132,363	-	-	-	133,700

- imputed interest on loan	-	-	-	-	-	-	-

- foreign currency translation adjustment	-	-	-	-	-	-	-

Net loss for the period ended September 30, 2004	-	-	-	-	$(22,964)	(22,964)	(22,964)
Balance, September 30, 2004	3,337,000	$3,337	$132,363			$(157,007)	$(21,307)

Manu Forti Group Inc.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

From Inception Date of July 25, 2003 to Period Ended September 30, 2004		For the Three Months Ended September 30		For the Six Months Ended September 30
		2004	2003	2004	2003
Cash Provided by (Used for) Operating Activities
Net profit (loss) for the period	$(157,007)	(10,556)	$(24,742)	$(22,964)	$(24,742)
Items not requiring use of cash
Bad debts	-	-	-	-	-
Changes in non-cash working capital items
Accounts payable and accrued	3,750	(28,942)	258	(25,550)	258
	(153,257)	(39,498)	(24,484)	(48,514)	(24,484)
Investing Activities
Loans receivable	-	-		-	-
Incorporation costs	-	-	(975)	-	(975)
-		-	(975)	-	(975)
Financing Activities
Shares issued	135,700	133,700	-	133,700	-
Share subscriptions	-	(15,000)	-	(15,000)	-
Loan from shareholder	101,874	-	105,709	-	105,709
	237,574	118,700	105,709	118,700	105,709
Cash Increase During the Period	84,317	79,202	80,250	70,186	80,250
Cash, Beginning of Period	_	5,115	-	14,131	-
Cash and Equivalent, End of Period	84,317	84,317	80,250	84,317	80.250
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$84,317	$84,317	$80,250	$84,317	$80,250
Lawyers Trust	-	-	-

Manu Forti Group Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
September 30, 2004
(Stated in U.S. Dollars)

1.  BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

  The Company was incorporated in the State of Nevada, USA on July 25, 2003 and this is the date of inception of the Company. The Company has contracted to acquire a mineral property interest but has not yet determined whether this property contains mineral resources that are economically recoverable

(b) The Company is considered to be an exploration stage enterprise, and its principal operations have not yet produced significant revenue.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General and Administration Costs

General and Administration costs are written off to operations when incurred.

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

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year. There is no accumulated currency translation adjustment to September 30, 2004.

Manu Forti Group Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
September 30, 2004
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

Computation of basic and diluted weighted average of shares outstanding for the six month period ended September 30, 2004 is as follows:

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

Manu Forti Group Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
September 30, 2004
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of $84,317 deposited with the Company's bankers as at September 30, 2004.

(g) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, accordingly, management is not aware of any known environmental remedial liabilities as at September 30, 2004.

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

(i) Segment Reporting

SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective an basic principles of SFAS No.131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No.131. SFAS No.131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. See Note 8.

Manu Forti Group Inc.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
September 30, 2004
(Stated in U.S. Dollars)

3.  LOAN FROM SHAREHOLDERS

The Company has a loan payable to a shareholder of $101,874. This amount is unsecured, non-interest bearing and has no fixed repayment terms.

As this related party provide the loan, a change to interest expense will be treated as a contribution to capital for foregone interest. Interest at bank prime rate will be used to record this forgone interest. There is no interest expense incurred for the period ended September 30, 2004.

4. INCOME TAXES

The Company has losses that total $157,007 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of the losses.

5. PENSION AND EMPLOYMENT LIANILITIES

The Company does not have any liabilities as at September 30, 2004 for pension, post employment benefits or postretirement benefits. The Company does not have a pension plan.

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

On September 21, 2004 the Company contracted MCG Consulting Inc., to begin the initial work program consisting of the establishment of a grid in the area of the drill hole encountering 0.50 grams per tonne gold over 34 metres.

Manu Forti Group Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
September 30, 2004	(Stated in U.S. Dollars)

7.  MINERAL PROPERTY INTEREST (continued)

This initial program will consist of the following:

Description
Establish Baseline 500 metres long
500 metre long grid lines at 100 metre intervals
Collect 126 soil samples
Assay 126 soil samples
Geological mapping and sampling of grid area
Compile data and drafting report

8. SEGMENT REPORTING

Segmented information of the Company's identifiable assets and operating activities, is as follows:

September 30, 2004	Canada	U.S.	Total
Current assets	$84,317	$0	$84,317

Revenue	$0	$0	$0
Administration costs	$22,964	$0	$22,964
Net profit (loss) for the year	$(22,964)	$0	$(22,964)

March 31, 2004	Canada	U.S.	Total
Current assets	$14,131	$0	$14,131

Revenue	$0	$0	$0
Administration costs	$134,043	$0	$134,043
Net profit (loss) for the year	$(134,043)	$0	$(134,403)

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

We are an Exploration-stage company, and have not yet generated or realized any revenues from our business operations. We are not a blank check company. We have no intentions of merging with any other companies or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the Rules of the Securities Act of 1933.

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

This work has now commenced. We contracted MCG Consulting Inc. on September 21, 2004. It is anticipated that the program will take 15 to 20 man days to complete the field work and another 5 man days to compile and summarize results into a report following receipt of assay information.

Subject to the results of the report provided by the geologist of Phase 1, we will continue to Phase 2, we would then start Phase 2 in November with an expectation to complete by mid December 2004, weather permitting. The Phase 2 program will consist of collection of rock and soil samples at additional sites which may be measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences will be the main focus of this program. Trenches or pits will be excavated approximately one to two metres deep and could be from several metres to fifty or more metres in length. A budget of $32,000 is estimated for Phase 2 and will take approximately four to six weeks to complete. We cannot work from December to April because of bad weather conditions.

To meet our needs for cash we have raised $133,700 from our public offering (the "Offering") by filing with the Securities and Exchange Commission ("SEC"), a Registration statement in Form SB-2, file no. 333-108911, which was effective on January 28, 2004. This Offering was completed on July 23, 2004. The completion of the Offering took longer than expected and as a result we did not start Phase 1 until the end of September 2004.

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

Initially, we intend to use the services of subcontractors for manual labour and exploration work on the property on which we own mining interests. Our only technical employees will be Gordon Samson and Steve Kenwood, our officers and directors.

At present, we have no employees, other than Messrs. Samson, our officers and directors, who are not paid any compensation for their services. Messrs. Samson does not have an employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

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

Results of Operations

From inception to September 30, 2004, we have engaged in no significant operations other than organizational activities, preparing the registrations of our securities, completion of our public Offering and starting Phase 1 of our exploration program.

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

Liquidity and Capital Resources

As of September 30, 2004, we have yet to generate any revenues from our business operations.

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

As of September 30, 2004 we had cash resources of $84,317. As of September 30, 2004, our total assets are $84,317 and our total liabilities are $105,624.

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

PART II - OTHER INFORMATION

ITEM 5.  Other Information

On November 8, 2004, the NASD cleared the request of U.S. Capital Partners, Inc., the market maker of the Compny, for an unpriced quotation on the OTC Bulletin Board ("OTCBB") for the Company's Common Stock. Our symbol on the OTCBB is "MNFG".

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

Dated: November 10, 2004

MANU FORTI GROUP INC.
BY: /s/ Gordon Samson Gordon Samson President, Director and Chief Financial Officer (who also performs the function of principal executive officer and principal accounting officer)
BY: /s/ Steven Kenwood Steven Kenwood Director

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

(Signature) (Title) (Date)	/s/ "Gordon Samson" Gordon Samson President, Director and Chief Financial Officer (who also performs the function of principal executive officer and principal accounting officer) November 10, 2004

Rule 13a-14(a)/15d-14(a)

I, Steven Kenwood, certify that:

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

(Signature) (Title) (Date)	/s/ "Steven Kenwood" Steven Kenwood Director
November 10, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Gordon Samson, a Director and President, who also performs the function of principal chief executive officer and principal accounting officer of Manu Forti Group Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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