Form 10QSB
period 2004-12-31
MANU FORTI GROUP INC
filed 2005-02-08
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-108911

MANU FORTI GROUP INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer Identification No.)
811- 602 West Hastings Street, Vancouver, BC, Canada, V6B 1P2 (Address of principal executive offices)
(604) 484-9086 (Issuer's Telephone Number)
1304 - 925 West Georgia Street, Vancouver BC, Canada, V6B 2W9 (Former name, former address and former fiscal year, if changed since last report)

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

Outstanding as of December 31, 2004: 3,337,000 common shares

Transitional Small Business Disclosure Form Act (Check One) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following interim unaudited financial statements for the period ended December 31, 2004, have been prepared by the Company.

MANU FORTI GROUP INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

December 31, 2004

1. BALANCE SHEET

2. STATEMENTS OF OPERATIONS

3. STATEMENTS OF CASH FLOW

4. NOTES TO FINANCIAL STATEMENTS

Manu Forti Group Inc.

(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Expressed in U.S. Dollars)
ASSETS	December 31, 2004	March 31, 2004
Current
Cash and cash equivalents (Note 2(f))	$38,097	$14,131
Prepaid	10,000
Total current assets	48,097	14,131
TOTAL ASSETS	$48,097	$14,131
LIABILITIES
Current
Accounts Payable	164	29,300
Due to shareholders (Note 3)	101,874	101,874
Total current liabilities	102,038	131,174

STOCKHOLDERS' (DEFICIENCY)
Capital Stock
Authorized:
75,000,000 Common shares, par value $0.001
Issued and outstanding:
3,337,000 common shares (March 31, 2004 - 2,000,000)
Par Value	3,337	2,000
Additional paid-in capital	132,363	-
Share subscriptions	-	15,000
Deficit accumulated	(189,641)	(134,043)
Total Stockholders (Deficiency)	(53,941)	(117,043)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$48,097	$14,131
APPROVED ON BEHALF OF THE BOARD
"GORDON SAMSON", Director

Manu Forti Group Inc.

(An Exploration Stage Company)

Statement of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	From Inception Date of July 25, 2003 to Period Ended December 31, 2004	For the Three Months Ended December 31		For the Nine Months Ended December 31
		2004	2003	2004	2003
General and Administrative Expenses
Accounting/Audit fees	$12,871	5,819	-	11,431	-
Bad debts	63,000	-	-	-	-
Bank charges and interest	500	121	48	201	177
Consulting fees	23,500	21,500	-	21,500	-
Geologist report	12,895	-	-	8,595	-
Legal	57,895	2,164	1,440	9,066	24,853
Transfer agent and filing fees	4,505	3,030	-	3,305	1,200
Website development costs	13,500	-	-	1,500	-
Incorporation costs written off	975	-	-	-	-

Net loss before other items	189,641	32,634	1,488	55,598	26,230
Provision for income taxes		-	-	-	-
Net profit (loss) for the Period	$(189,641)	$(32,634)	$(1,488)	$(55,598)	$(26,230)

LOSS PER SHARE - BASIC		$(0.01)	$(0.00)	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES		3,337,000	2,000,000	2,590,427	2,000,000
Manu Forti Group Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficiency
For the Nine Months Ended December 31, 2004

(Unaudited)							Total
			Additional				Stock-
	Common stock		paid-in	Share	Income	Deficit	Holders'
	Shares	Amount	capital	Subscriptions	(Loss)	Accumulated	(deficiency)
Balance, March 31, 2004	2,000,000	$2,000	-	-	-	$(134,043)	$(132,043)

Share issued September 1 on SB-2 offering	1,337,000	1,337	132,363	-	-	-	133,700

- imputed interest on loan	-	-	-	-	-	-	-

- foreign currency translation adjustment	-	-	-	-	-	-	-

Net loss for the period ended December 31, 2004	-	-	-	-	$(55,598)	(55,598)	(55,598)
Balance, December 31, 2004	3,337,000	$3,337	$132,363			$(189,641)	$(53,941)

Manu Forti Group Inc.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars) (Unaudited)

	From Inception Date of July 25, 2003 to Period Ended December 31, 2004	For the Three Months Ended December 31		For the Nine Months Ended December 31
		2004	2003	2004	2003
Cash Provided by (Used for) Operating Activities
Net profit (loss) for the period	$(189,641)	(32,634)	$(1,488)	$(55,598)	$(26,230)
Items not requiring use of cash
Bad debts	-	-	-	-	-
Changes in non-cash working capital items
Accounts payable and accrued	164	(3,586)		(29,136)	258
Prepaids	(10,000)	(10,000)		(10,000)
	(199,477)	(46,220)	(1,488)	(94,734)	(25,972)
Investing Activities
Loans receivable	-	-		-	-
Incorporation costs	-	-	-	-	(975)
-		-	-	-	(975)
Financing Activities
Shares issued	135,700	-	-	133,700	-
Share subscriptions	-	-	-	(15,000)	-
Loan from shareholder	101,874	-	23,722	-	129,431
	237,574	-	23,722	118,700	129,431
Cash Increase During the Period	38,097	(46,220)	22,234	23,966	102,484
Cash, Beginning of Period	-	84,317	80,250	14,131	-
Cash and Equivalent, End of Period	38,097	38,097	102,484	38,097	102,484
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$38,097	$38,097	$102,484	$38,097	$102,484
Lawyers Trust	-	-	-

Manu Forti Group Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
December 31, 2004
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

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year. There is no accumulated currency translation adjustment to December 31, 2004.

Manu Forti Group Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
December 31, 2004
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

Computation of basic and diluted weighted average of shares outstanding for the nine month period ended December 31, 2004 is as follows:

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
December 31, 2004
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of $38,097 deposited with the Company's bankers as at December 31, 2004.

(g) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, accordingly, management is not aware of any known environmental remedial liabilities as at December 31, 2004.

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
December 31, 2004
(Stated in U.S. Dollars)

3.  LOAN FROM SHAREHOLDERS

The Company has a loan payable to a shareholder of $101,874. This amount is unsecured, non-interest bearing and has no fixed repayment terms.

As this related party provide the loan, a change to interest expense will be treated as a contribution to capital for foregone interest. Interest at bank prime rate will be used to record this forgone interest. There is no interest expense incurred for the period ended December 31, 2004.

4. INCOME TAXES

The Company has losses that total $189,641 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of the losses.

5. PENSION AND EMPLOYMENT LIANILITIES

The Company does not have any liabilities as at December 31, 2004 for pension, post employment benefits or postretirement benefits. The Company does not have a pension plan.

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

In September, 2004, the Company began an exploration program on the Cruz property that included prospecting a soil geochemical survey that was designed to confirm previously identified gold rich mineralization on the property and to tighten up coverage in the area of known mineralization. The program was successful in outlining two gold in soil anomalies with results of up to 230.6 parts per billion gold in an open ended northwest to southeast trending anomaly. Further programs of continued

Manu Forti Group Inc.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
December 31, 2004	(Stated in U.S. Dollars)

7.  MINERAL PROPERTY INTEREST (continued)

soil geochemical grid sampling, detailed geological mapping, and mechanical trenching to follow-up the anomalous gold in soil results is required.

The Cruz property is in an area that was the scene of lode mining in the region in the late 1800's and 1900's and was an area of small scale exploration programs in the mid 1970's and 1980's. The property covers an area of extensive and thick pyritic mineralization that is locally enriched by gold. The alteration and mineralization occurs in a Jurassic aged Nicola Group sericitic schist unit that is 180 meters thick.

Previous work on the property was all of a widespread nature and no detailed geological mapping has been done on the property. Results from previous exploration over fifteen years ago resulted in a drill hole that assayed 0.31 grams per tonne gold over 125 meters, including a 34 meter interval that assayed 0.50 grams per tonne gold.

8. SEGMENT REPORTING

Segmented information of the Company's identifiable assets and operating activities, is as follows:

December 31, 2004	Canada	U.S.	Total
Current assets	$48,097	$0	$48,097

Revenue	$0	$0	$0
Administration costs	$55,598	$0	$55,598
Net profit (loss) for the year	$(55,598)	$0	$(55,598)

March 31, 2004	Canada	U.S.	Total
Current assets	$14,131	$0	$14,131

Revenue	$0	$0	$0
Administration costs	$134,043	$0	$134,043
Net profit (loss) for the year	$(134,043)	$0	$(134,403)

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

Phase 1 is completed. We contracted MCG Consulting Inc. on September 21, 2004. While it was expected that findings would be available in November, the program results were not available until December 2004. The full report is posted on our website at www.manufortigroup.com.

A summary of the program: sample grid lines on the property were orientated North-South and spaced 100 meters apart; sample spacing on each line was 25 meters. A total of 110 soil samples along five lines. The samples were taken from the "B Horizon", at a depth of about 25 centimetres, and were sealed in Kraft sample bags and shipped directly to Acme Analytical Laboratories in Vancouver BC. ICP-MS (Inductively Coupled Plasma - Mass Spectrometer) analysis was performed on the samples, testing for gold plus 35 other elements.

Results from the soil program indicate that a broad northwest to southeast trending gold in soil anomaly is present and is open in both directions. Results from this anomaly reach 230.6 parts per billion gold, with dimensions of 450 metres in length by 25-100 metres in width. This anomaly essentially mimics the geology of the property, which also trends northwest to southeast. The lower part of the quartz-feldspar porphyry, which is interpreted to be the protolith of the pyritic sericite schist (Caron, 2000), also appears to be mineralized. A second, lower grade anomalous zone is found along the western extent of grid coverage, with results ranging from 22.6 - 72.4 parts per billion gold. This anomaly appears to be entirely within the mapped altered sericite schist.

Results of Phase 1 are being evaluated and if Phase 2 is undertaken, timing would likely be in April 2005, as the property is relatively free of snow from late March to November. A Phase 2 program will consist of collection of rock and soil samples at additional sites which may be measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences will be the main focus of this program. Trenches or pits will be excavated approximately one to two metres deep and could be from several metres to fifty or more metres in length.

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

At present, we have no employees, other than Messrs. Samson, and our officers and directors. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

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

Results of Operations

From inception to December 31, 2004, we have engaged in no significant operations other than organizational activities, preparing the registrations of our securities, completion of our public Offering and completion of Phase 1 of our exploration program.

Total operating expenses for the period from June 30, 2004 to September 30, 20004 and from September 30, 2004 to December 31, 2004 were $10,556 and $32,635, respectively. Out of these total expenses, professional fees paid to our independent auditors and legal counsel were $3,670 and $2,165, respectively. Bank charges and other office charges were $126 and $28,635, respectively. Operating expenses for conducting Phase 1 of the exploration program were $8,595.

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

Liquidity and Capital Resources

As of December 31, 2004, we have yet to generate any revenues from our business operations.

We issued 2,000,000 founders shares on July 25, 2003 for the amount of $2,000. Since our inception, Mr. McManaman advanced to us a net sum of $101,874.00, which is used for organizational and start-up costs, operating capital and Offering expenses incurred prior to the completion of this Offering. The loan does not bear interest and has not been repaid as of the date hereof and it is not due on a specific date. Mr. McManaman will accept repayment from us when the money is available.

As of December 31, 2004 we had cash resources of $38,097. As of December 31, 2004, our total assets are $48,097 and our total liabilities are $102,038.

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

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements

PART II - OTHER INFORMATION

ITEM 5.  Other Information

On November 8, 2004, the NASD cleared the request of U.S. Capital Partners, Inc., the market maker of the Company, for an unpriced quotation on the OTC Bulletin Board ("OTCBB") for the Company's Common Stock. Our symbol on the OTCBB is "MNFG".

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

Dated: February 8, 2005

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

(Signature) (Title) (Date)	/s/ "Gordon Samson" Gordon Samson President, Director and Chief Financial Officer (who also performs the function of principal executive officer and principal accounting officer) February 8, 2005

Rule 13a-14(a)/15d-14(a)

I, Mitch Ross, certify that:

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

(Signature) (Title) (Date)	/s/ "Mitch Ross" Mitch Ross Director (who also performs the function of principal chief financial officer)
February 8, 2005

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Gordon Samson, a Director and President, who also performs the function of principal chief executive officer and principal accounting officer of Manu Forti Group Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Mitch Ross, a Director, who also performs the function of principal chief financial officer of Manu Forti Group Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Manu Forti Group Inc.

By:	/s/ Mitch Ross A member of the Board of Directors (who also performs the function of principal chief financial officer)

A signed original of this written statement required by Section 906 has been provided to Manu Forti Group Inc. and will be retained by Manu Forti Group Inc. and furnished to the Securities and Exchange Commission or its staff upon request.