Form 10KSB
period 2005-03-31
MANU FORTI GROUP INC
filed 2005-06-29
CIK 1261019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2005


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ to ____________


                        Commission file number 333-108911


                              MANU FORTI GROUP INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                       20-0118697
(State or other jurisdiction                  (IRS Employer Identification No.)
      of incorporation or
       organization)

                              MANU FORTI GROUP INC.
                                7770 Regents Road
                                  Suite 113-401
                               San Diego, CA 92122
          (Address of principal executive offices, including zip code)


                                 (858) 518-1387
              (Registrant's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act:     None


Securities registered under Section 12(g) of the Exchange Act:     Common Stock


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


The Issuer's revenues for its most recent fiscal year is zero.


On March 31, 2005, there were 1,337,000 shares of common voting stock, $0.001 par value per share issued and held by non-affiliates.


Issuers Involved in Bankruptcy Proceedings During the Past Five Years


Not Applicable.


Transitional Small Business Issuer Format (check one) Yes |_| No |X|

                                TABLE OF CONTENTS


Part I.                                                                  Page
                                                                         ----


Item 1.    Description of Business                                        1


Item 2.    Description of Property                                        7


Item 3.    Legal Proceedings                                              7


Item 4.    Submission of Matters to a Vote of Security Holders            7


Part II.


Item 5.    Market for Common Equity and Related Stockholder Matters       8


Item 6.    Management's Discussion and Analysis of Operations             8


Item 7.    Financial Statements                                          12


Item 8.    Changes and Disagreements with Accountants on Accounting      12


           and Financial Disclosure


Item 8A.   Controls and Procedures                                       12


Part III


Item 9.    Directors, Executive Officers, Promoters and Control Persons  13


Item 10.   Executive Compensation                                        16


Item 11.   Security Ownership of Certain Beneficial Owners and


           Management and Related Stockholder Matters.                   17


Item 12.   Certain Relationships and Related Transactions                17


Item 13.   Exhibits                                                      17


Item 14.   Principal Accountant Fees and Services                        18

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General


We were incorporated in the State of Nevada on July 25, 2003. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509 and our business office is located at 7770 Regents Road, Suite 113-401 San Diego, CA 92122. Our telephone number is (858) 518-1387.


Business of the Company


On August 11, 2003, we acquired the rights to explore the mineral property ("Cruz") in British Columbia containing one twenty units claim in the name of one of the Company's directors, Stephen Kenwood by staking same. The property was chosen by Mr. Kenwood. The cost of the claim was $291.42 (Canadian $400.00). The claim is recorded in Mr. Kenwood's name to avoid paying additional fees. However, title to the claim has been conveyed to the Company by an unrecorded deed for a consideration of $10, the cost to transfer the claim, paid by us to Mr. Kenwood. The property upon which the claim is located is crown land (government owned).


Pursuant to the title of the claim being conveyed to the Company be an unrecorded deed, it has not been filed with the British Columbia office of records. Mr. Kenwood also executed a Statement of Trustee declaring that he holds the title of the property in trust for the Company, and will deliver full title on demand to the Company. Should Mr. Kenwood transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Kenwood will be liable to us for monetary damages for breach of his warranty of title.


We have decided that if gold is discovered on the property and it is economical to remove these, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record the deed is solely within our province. Should we determine not to proceed with our planned business operations, we will revert the claim back to Mr. Kenwood for a consideration of $10, the cost to transfer the claim, which will be paid by Mr. Kenwood to us. See "Risk Factors-Risks Associated With Our Company". The deed on the property on which we own mining interests has not been registered in our name. The recorded owner will have superior title to the property.


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


In September, 2004, the Company began an exploration program on the Cruz property that included prospecting a soil geochemical survey that was designed to confirm previously identified gold rich mineralization on the property and to tighten up coverage in the area of known mineralization. The program was successful in outlining two gold in soil anomalies with results of up to 230.6 parts per billion gold in an open ended northwest to southeast trending anomaly. Further programs of continued soil geochemical grid sampling, detailed geological mapping, and mechanical trenching to follow-up the anomalous gold in soil results is required.


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


Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements for additional years. We expended $8,595 during the year on exploration work.


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

Results of Phase 1 are being evaluated and if Phase 2 is undertaken, timing is expected to be in April 2005, as the property is relatively free of snow from late March to November. However the report is still being analyzed and if Phase 2 is undertaken it could be delayed until July 2005. A Phase 2 program will consist of collection of rock and soil samples at additional sites which may be measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences will be the main focus of this program. Trenches or pits will be excavated approximately one to two metres deep and could be from several metres to fifty or more metres in length.


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

We will have an independent geologist to oversee and conduct the exploration on the property on which we own mining interests. An independent geologist will supervise the exploration program on the property. Upon completion of each phase of the program, the independent geologist will analyze the results in the form of a geological report that will contain recommendations for either continued exploration of the property or abandonment of the claim. These recommendations will be based on the independent geologist's assessment of the potential of the property to host an economic mineral deposit based on results from exploration performed on the property. Phase 1 report has been completed.


The Phase 2 program if undertaken will consist of collection of rock and soil samples at additional sites which may be measured from a reference location for analysis in a laboratory to determine the quantities of certain of the metallic and non-metallic elements in each sample. Digging pits or trenches through soil to expose rock for purposes of sampling and description of rock or mineral occurrences will be the main focus of this program. Trenches or pits will be excavated approximately one to two metres deep and could be from several metres to fifty or more metres in length. A budget of $32,000 is estimated for Phase 2 and will take approximately four to six weeks to complete.


We are not required to receive a permit for Phase 1. For Phase 2, the Ministry of Energy and Mines of BC issues a permit in approximately two weeks. If we would be unable to obtain or delayed in obtaining the permit on time, Phase 2 would have to be delayed, although we do not believe we will be unable to obtain or be delayed in obtaining the permit.


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


Phase II of our exploration program requires a permit, at no cost, from the district inspector, a provincial government agent. If there is a disturbance to the land, the Ministry of Energy and Mines of British Columbia may request a bond at their discretion. Exploration work that requires permitting includes:

o     drilling, trenching and excavating using machinery;
o     blasting;
o     disturbance of ground by mechanical means;
o construction, modification, deactivation and reclamation of an exploration access;
o     induced polarization surveys using exposed electrodes;
o     site reclamation.

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


Employment  and Employment Agreements


At present, we have no employees, other than Messrs. Samson and Ross, our officers and directors. Messrs. Samson and Ross do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees. See "Subsequent Events" below.


Risk Factors


We expect losses to continue, and failure to generate revenues will cause us to go out of business.


We were incorporated on July 25, 2003, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to March 31, 2005 is $220,126. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs, failure of which will cause us to go out of business.


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


Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests on the property on which we own mining interests. In particular, we may not:

o devote the time we would like to explore the property on which we own mining interests.;

o spend as much money as we would like to explore the property on which we own mining interests;

o     rent the quality of equipment we would like to have for exploration;

o have the number of people working on the property on which we own mining interests that we would like to have.


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


ITEM 2.  DESCRIPTION OF PROPERTIES

The property of our mining claims is located 6 kilometers due east at the town of Vernon, a regional service centre in southern British Columbia. Our administrative office is located at 4275 Executive Square, Suite 215, La Jolla, CA 92037. Our telephone number is (858) 518-1387. The administrative business and operations of the Company are conducted at the following location:



Location             Approximate Square Feet   Date Current Lease Expires         Monthly Rent
-----------------------------------------------------------------------------------------------
4275 Executive       400 Square Feet                    Monthly Rent                $300.00
Square, Suite 215
La Jolla CA 92037



ITEM 3.  LEGAL PROCEEDINGS


We are not a party to any pending litigation and none is contemplated or threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the year ended March 31, 2005. .

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "MNFG". On November 8, 2004 the National Association of Securities Dealers ("NASD") cleared the company and assigned the symbol "MNFG". Prior to this period there was no public trading market of the company. The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock.


                                               HIGH BID            LOW BID
       2005
       Quarter Ended March 31, 2005              $1.50               $1.50
       Quarter Ended December 31, 2004           $0.00               $0.00
       Quarter Ended September 30, 2004          $0.00               $0.00
       Quarter Ended June 30, 2004               $0.00               $0.00


There are no outstanding options or warrants or other securities convertible into common equity. At March 31, 2005 there were approximately 54 registered shareholders holding 3,087,000 of our issued common shares.


Pursuant to the registration statement form SB-2 (file number 333-108911) effective January 28, 2004, we have since been offered for the public for the purchase of our common stock at the price of $0.10 per share to raise up to a total amount of $150,000. The public offering, which closed on April 27, 2004 was self-underwritten by one of our officers.


We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future. There are no compensation plans under which our common stocks are authorized for issuance.


Transfer Agent


The Company's transfer agent is the Nevada Agency and Trust Company, 50 West Liberty Street, Bank of America Plaza Suite 880, Reno, Nevada 89501.


Equity Compensation Plan


The Company does not have an equity compensation plan in place.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS




CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


This report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this prospectus. For this purpose, any statements contained in this prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in this Annual Report on Form 10-KSB.


Our Company is engaged in exploration of our property. The Company has contracted to acquire a mineral property interest but has not yet determined whether this property contains mineral resources that are economically recoverable. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.


From inception on July 25, 2003 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our first property, preparing the registrations of our securities and conducting our public offering and completing Phase 1 of the exploration work.


Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $105,709 from Mr. McMannaman, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. A small portion of this loan $3,835, has been returned to Mr. McMannaman. In addition we have obtained interest bearing loans from other parties totaling $101,214. Net cash provided by financing activities from inception to March 31, 2005 was $341,104, as the result of proceeds received from the founders of the Company, the public offering and other lenders.


We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.


Critical Accounting Policies


The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. We have identified ___ accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.


General and Administration Expenses


General and Administration expenses are written off to operations when incurred.


Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar. Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on re-measurement are recognized in current net income. Gains or losses from foreign currency transactions are recognized in current net income.

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

Mining properties are, upon commencement of production, amortized over the estimated life of the ore body to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Cost

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at March 31, 2005.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at March 31, 2005 is not materially different from their carrying value.


Substantially all costs have been incurred in Canadian dollars and as such, are subject to foreign currency exchange risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar and our reporting currency, the United States dollar.



INCOME TAXES

The Company has losses that total $233,794 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:



                                      March 31,
                                  2005        2004
                                --------    --------
      Deferred tax assets       $ 79,490    $ 45,574
      Valuation allowance       $(79,490)   $(45,574)
                                --------    --------
      Net deferred tax assets   $      0    $      0
                                ========    ========

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended March 31, 2005 and 2004 is as follows:

                                              2005      2004
                                             ------    ------
      Statutory federal income tax rate      -34.0%    -34.0%
      Valuation allowance                     34.0%     34.0%
      Effective income tax rate                0.0%      0.0%




Results of Operations for the Three and Twelve Months Ended March 31, 2005


Net loss for the three and twelve months ended March 31, 2005 was $44,153 and $99,751 respectively, compared with a net loss of $107,813 and a net loss of $134,043 for the eight month period since inception ended March 31, 2004. The decrease in net loss for the period was the result of a reduction in bad debt expense and in legal expenses associated with the Company's initial registration statement. As the Company has not owned any revenue-producing resource, no mining revenues have been recorded to date.


General and administrative expenses for the year ended March 31, 2005 included $67,506 in professional fees, $9,066 in legal fees and $8,595 in property costs.


FINANCIAL CONDITION


From inception to March 31, 2004, we incurred an accumulated deficit of $233,794, and we expect to incur additional losses for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to establish and expand mining operations.


We have financed our operations since inception primarily through equity financing. During the three and twelve months ended March 31, 2005, we had a net increase in cash of $38,097 and $100,611, respectively. Total cash resources as of March 31, 2005 was $114,742 compared with $14,131 at March 31, 2004.


Our available working capital and capital requirements will depend upon numerous factors, including progress in our development, exploration and mining of our property, the timing and cost of expanding into new properties, the resources that we devote to developing existing and new mines, and our need to purchase additional capital equipment.

Liquidity and Capital Resources


As of March 31, 2005, we have yet to generate any revenues from our business operations.


We issued 2,000,000 founders shares on July 29, 2003 and 1,337,000 as at September 1, 2004 from completion of the SB-2 registration and offering. This was accounted for as capital of $2,000 and $133,700 from common stock sales. Since our inception, Mr. McMannaman advanced demand loans to us with the total sum of $101,874 outstanding, part of which was used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. The loans do not bear interest and have not been materially paid as of the date hereof. We issued two promissory notes reflecting the demand loans and they are due upon demand. Mr. McMannaman agreed that except for the pre-paid offering expenses of the public offering, he will accept payment from us when the money is available. In February 2005 we received a further $101,214 in interest bearing loans from other parties.


As of March 31, 2005, we had cash resources of $114,742. We had accounts payable and accrued liability of $1,080, which includes $916 of accrued interest payable.


Recent Sales of Unregistered Securities


Since inception on July 25, 2003, we have sold the following securities to our founders which were not registered under the Securities Act of 1933, as amended and on January 21, 2005 cancelled and returned to treasury 250,000 of founder common shares registered to Lee Freeman an original founder who resigned shortly after Company organization.

------------------------------------------------------------------------------
Name and Address               Date              Shares      Consideration
------------------------------------------------------------------------------
Gordon Samson                  July 29, 2003     250,000     $250
2740 Oliver Crescent
Vancouver, BC, Canada V6L 1S9
------------------------------------------------------------------------------
Jim Mackay                     July 29, 2003     750,000     $750
Chateau De Mont 64300 Mont
France
------------------------------------------------------------------------------
Steve McMannaman               July 29, 2003     750,000     $750
Maison Houcarde
Gouze, Orthez
France 64300
------------------------------------------------------------------------------


We issued the foregoing restricted shares of common stock to our founders under
Section 4(2) of the Securities Act of 1933. No commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.


ITEM 7.  FINANCIAL DATA

See Index to the Company's Financial Statements filed as part of this Form 10-KSB. The independent auditors' report appearing elsewhere in this document contain disclosures that the Company's losses and negative cash flows from operations raise concern about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertain.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the regulations promulgated by United States Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


The Registrant's President and Principal Accounting Officer after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) ("Controls").


Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2004, that would materially affect or is reasonably likely to materially affect, our internal control over financial reporting.


As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2005. Management expects to be in compliance with the internal control requirements of
Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2006.


There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.


Management does not expect that the Controls will prevent all errors. No matter how well designed, Controls can not provide absolute assurance that the system's objectives will be met. Due to resource constraints, the design of Controls must be considered relative to their costs. No evaluation can provide absolute assurance that all of Chiste's control issues will be detected and corrected. Controls can be circumvented by individual acts, by collusion of two or more people or by override of the Controls. We have had only limited operations as of March 31, 2005 (the "Evaluation Date") and the Controls in place at that time may be inadequate for future operations.




PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance
Section 16(a) of the Exchange Act


In Compliance With Section 16(a) Of The Exchange Act As of October 31, 2004, our executive officers, directors and key employees, their positions and their ages are as follows:


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


The following table contains information regarding the members of the Board of Directors and the Executive of the Company as of the Record Date:



Name                   Age      Position(s)
----------------------------------------------------------------------------
Gordon Samson          46       President, Secretary, Director and CFO
----------------------------------------------------------------------------
Mitch Ross             43       Director
----------------------------------------------------------------------------
Stephen Kenwood        43       Director
----------------------------------------------------------------------------


All of the officers identified above serve at the discretion of the Board and have consented to act as officers of the Company. The biographies for the above individuals are presented below.


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


Mr. Mitch Ross has been a member of our board of directors since December 1, 2004. Mr. Ross has devoted approximately 25% of his professional time to our business and intends to devote this amount of time in the future.


From June 1998 until the present, Mr. White has been principally engaged in the founding, funding and development of CYOP Systems International Inc. and its pay for play electronic transactional platform. Mr. White is also President of Caribbean Way.com, a Montreal; Canada based online travel and booking agency. Mr. White possesses 15 years of experience in sales, marketing and management in the high technology and entertainment industries.

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



MANU FORTI GROUP INC.
7770 Regents Road
Suite 113-401
San Diego, CA 92122

DIRECTOR COMPENSATION


Messrs. Samson, Ross and Kenwood, our officers and directors, are not compensated for their services as directors.


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


ITEM 10.  EXECUTIVE COMPENSATION

         Summary Compensation Table. The following summary compensation table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2004, 2003 and 2002. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:


                                     Annual Compensation                                Long-Term Compensation
                                     -------------------                                ----------------------
                                                                     Restricted
         Name &                                                      Stock
         Principal                                   Other Accrued   Awards in                                         All Other
         Position          Year   Salary    Bonus    Compensation       US$          Options/SARs     LTIP Payouts   Compensation
         --------          ----   ------    -----    ------------       ---          ------------     ------------   ------------
         Gordon Samson     2005     4,000       --               --          --                  --              --             --
                           2004        --       --               --          --                  --              --             --
                           2003        --       --               --          --                  --              --             --

         Mitch Ross        2005    25,000       --               --          --                  --              --             --
                           2004        --       --               --          --                  --              --             --
                           2003        --       --               --          --                  --              --             --

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2005, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:


The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Messr Samson is the only promoters of our company.


---------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner   Number of Shares Outstanding                Percentage of Ownership
---------------------------------------------------------------------------------------------------------------------
Gordon Samson                          250,000                                     8.10%
2740 Oliver Crescent
Vancouver, BC, Canada
V6L 1S9
---------------------------------------------------------------------------------------------------------------------
Stephen Kenwood                        Nil                                         Nil
13629 Marine Drive
White Rock, BC, Canada
---------------------------------------------------------------------------------------------------------------------
Jim Mackay                             750,000                                     24.30%
Chateau De Mont 64300 Mont France
---------------------------------------------------------------------------------------------------------------------
Steve McManaman                        750,000                                     34.30%
Maison Houcarde
Gouze, Orthez
France 64300
---------------------------------------------------------------------------------------------------------------------
Total                                  3,087,000
---------------------------------------------------------------------------------------------------------------------
All Officers  and Directors as a       250,000                                     8.10%
Group (1 persons)
---------------------------------------------------------------------------------------------------------------------




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


(a)   Documents filed as part of this Form 10-KSB


      1. Financial Statements. The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form 10-KSB.

      2. Exhibits. The exhibits which are filed with this Report or which are incorporated herein by reference are listed in the Exhibit Index filed as part of this Form 10-KSB.

(b)   Reports on Form 8-K


      1. On May 1, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that it had relocated administrative offices from 390 - 1090 Homer Street, Vancouver, British Columbia, V6B 2W9 to 1304 - 925 West Georgia Street, Vancouver, British Columbia, V6C 3L2.

      2. On December 1, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that it had relocated administrative offices from 1304 - 925 West Georgia Street, Vancouver, British Columbia, V6C 3L2 to 811 - 602 West Hastings Street, Vancouver, British Columbia.

      3. On December9, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that Effective December 1, 2004 the reporting issuer accepted the resignation of Jim Mackay as Director. Also effective December 1, 2004 the Company appointed Mitch Ross as Director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended March 31. 2005 and March 31, 2004:

         Services                   2005              2004

         Audit fees                                   2,000
         Audit related fees                           -
         Tax fees                                     -
         All other fees             5,505             -

         Total fees




Audit fees consist of fees for the audit of the Company's annual financial statements or services that are normally provided in connection with the statutory and regulatory filings.


Tax fees included tax planning and various taxation matters.


Other services provided by the Company's principal accountant, other than audit, audit-related and tax services, included advisory services associated with accounting software applications








                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on 28th day of June, 2005.





                                  MANU FORTI GROUP INC.
                                  (Registrant)





Dated: June 28, 2005              BY:  /s/ Todd M. Pitcher
                                           ------------------------------------
                                           Todd M. Pitcher
                                           Interim President (who also
performs the function                      of principal chief executive officer
and principal                              accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: June 28, 2005                     BY: /s/ Todd M. Pitcher
                                                 ------------------------
                                                 Director


Dated: June 28, 2005                     BY: /s/ Justin Frere
                                                 ------------------------
                                                 Justin Frere
                                                 Director

                             MANU FORTI GROUP, INC.
                          Index to Financial Statements


Financial Statements                                                    Page


Report of Independent Registered Public Accounting Firm..................F-1


Balance Sheets at March 31, 2005 and 2004................................F-2


Statements of Income at March 31, 2005 and 2004..........................F-3


Statements of Retained Earnings (Deficit) at March 31, 2005 and 2004.....F-4


Statements of Stockholder's Equity at March 31, 2005 ....................F-5


Statements of Cashflow at March 31, 2005 and 2004 .......................F-6


Notes to Financial Statements............................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Manu Forti Group, Inc.

We have audited the accompanying balance sheet of Manu Forti Group, Inc. as of March 31, 2005 and March 31, 2004, and the related statements of operations, retained earnings (deficit), cash flows and changes in stockholders' equity (deficit) for the years ended March 31, 2005 and March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manu Forti Group, Inc. as of March 31, 2005 and March 31, 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     "Moen and Company"
Vancouver, British Columbia, Canada
                                                         ("Signed")

                                                          Chartered
Accountants
May 31, 2005

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
At March 31, 2005
(With Comparative Figures at March 31, 2004)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

                                                                                   2005                2004
                                                                             ------------------  -----------------
  ASSETS
Current Assets
     Cash and cash equivalents (Note 2(f))                                           $ 114,742           $ 14,131
     Prepaid expense (Note 10)                                                           5,000                  -
------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                        119,742             14,131
     -------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                    $ 119,742           $ 14,131
     =============================================================================================================

           LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Accounts payable and accrued                                                      $ 6,320           $ 29,300
     Loans from shareholders, including accrued interest(Note 4)                       205,404            101,874
------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                   211,724            131,174
------------------------------------------------------------------------------------------------------------------

Stockholders' Equity(Deficit)
     Capital Stock
        Authorized:
           75,000,000 common shares, par value $0.001
        Issued and outstanding
           3,087,000 common shares (March 31, 2004 - 2,000,000 common shares)
           Par value                                                                     3,087              2,000
           Additional paid-in capital                                                  138,725                 --
           Share subscriptions                                                              --             15,000
     Deficit, accumulated during the exploration stage                                (233,794)          (134,043)
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS EQUITY (DEFICIT)                                                          (91,982)          (117,043)
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 119,742           $ 14,131
==================================================================================================================

                             See Accompanying Notes

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
Year Ended May 31, 2005
(With Comparative Figures for Period from Date
of Inception on July 25, 2003 to March 31, 2004)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

                                                            From Inception Date Year ended        July 25, 2003
                                                            July 25, 2003 to     March 31,         To March 31,
                                                             March31,2005          2005                2004
                                                            ---------------  ------------------  -----------------
General and Administration  Expenses
     Audit fees                                                   $ 19,946            $ 18,506            $ 1,440
     Bad debts                                                      63,000                                 63,000
     Bank charges and interest                                       9,877               9,578                299
     Consulting fees                                                51,000              49,000              2,000
     Geological report                                              12,895               8,595              4,300
     Legal Expenses                                                 57,895               9,066             48,829
     Transfer agent and filing fees                                  4,706               3,506              1,200
     Website development costs                                      13,500               1,500             12,000
     Incorporation costs written off                                   975                                    975
------------------------------------------------------------------------------------------------------------------
     Net loss before other items                                   233,794              99,751            134,043
------------------------------------------------------------------------------------------------------------------
Net loss for the Period                                         $ (233,794)          $ (99,751)        $ (134,043)
==================================================================================================================

LOSS PER SHARE
     Basic                                                                                $ (0)              $ (0)
==================================================================================================================
     Diluted                                                                              $ (0)              $ (0)
==================================================================================================================
Weighted Average Number of Issued Shares
     Basic                                                                           2,634,083          2,000,000
==================================================================================================================
     Diluted                                                                         2,634,083          2,000,000
==================================================================================================================

                             See Accompanying Notes

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
(With Comparative Figures for Period from Date
of Inception on July 25, 2003 to March 31, 2004)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------


                       From Inception Date  Year ended    July 25, 2003
                         July 25, 2003 to    March 31,     To March 31,
                           March31,2005        2005            2004
                           ------------    ------------    ------------

Balance (Deficit),
     Beginning of period   $         --    $   (134,043)   $         --

Net loss for the Period        (233,794)        (99,751)       (134,043)
                           ------------    ------------    ------------

Balance (Deficit),
     End of Period         $   (233,794)   $   (233,794)   $   (134,043)
                           ============    ============    ============


                             See Accompanying Notes

Manu Forti Group Inc.
(A Nevada Corporation)(An exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (Deficit)
For the period from date of inception, on July 25, 2003, to March 31,2005 (Stated in U.S. Dollars)
-------------------------------------------------------------------------------



                                                                                       Additional
                                                                 Common Stock            Paid-in           Deficit
                                                            Shares       Par value       capital         accumulated
-----------------------------------------------------------------------------------------------------------------------
Balance, July 25, 2003                                                     $     -       $       -       $        -
Shares issued (July 29, 2003)                               2,000,000        2,000
Share Subscriptions, shares unissued
     at March 31, 2004
Net loss for the period from date of
      inception on July 25, 2003 to March 31, 2004                                                         (134,043)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                                     2,000,000        2,000                         (134,043)
Shares issued September 1, 2004                             1,187,000        1,187         117,513
Share Subscriptions issued  September 1, 2004                 150,000          150          14,850
Interest foregone on loan from shareholder                                                   6,112
Founder stock cancelled to treasury
January 21, 2005                                             (250,000)        (250)            250
Net loss for the year ended March 31, 2005                                                                  (99,751)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                                     3,087,000      $ 3,087       $ 138,725       $ (233,794)
=======================================================================================================================

                                                                              Total
                                                             Shares        Stockholders'
                                                           Subscribed         Equity
                                                          and unissued       (Deficit)
---------------------------------------------------------------------------------------
Balance, July 25, 2003                                      $      -        $        -
Shares issued (July 29, 2003)                                                    2,000
Share Subscriptions, shares unissued
     at March 31, 2004                                        15,000            15,000
Net loss for the period from date of
      inception on July 25, 2003 to March 31, 2004                            (134,043)
---------------------------------------------------------------------------------------
Balance, March 31, 2004                                       15,000          (117,043)
Shares issued September 1, 2004                                                118,700
Share Subscriptions issued  September 1, 2004                (15,000)
Interest foregone on loan from shareholder                                       6,112
Founder stock cancelled to treasury
January 21, 2005
Net loss for the year ended March 31, 2005                                     (99,751)
---------------------------------------------------------------------------------------

Balance, March 31, 2005                                     $      -        $  (91,982)
=======================================================================================



                See Accompanying Notes

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(With Comparative Figures for Period from Date of Inception on July 25, 2003 to March 31, 2004)
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------

                                                            From Inception Date Year ended        July 25, 2003
                                                            July 25, 2003 to     March 31,         To March 31,
                                                             March31,2005          2005                2004
                                                            ---------------  ------------------  -----------------
Cash Provided by (Used for)
Operating Activities
     Net loss for the period                                    $ (233,794)          $ (99,751)        $ (134,043)
     Items not requiring use of cash
           Bad debts                                                63,000                                 63,000
     Interest foregone on loan from shareholder,
        added to additional paid-in capital                          6,112               6,112
     Changes in non-cash working capital items
        Prepaid expense                                             (5,000)             (5,000)
        Accounts payable and accrued                                 6,320             (22,980)            29,300
------------------------------------------------------------------------------------------------------------------
                                                                  (163,362)           (121,619)           (41,743)
------------------------------------------------------------------------------------------------------------------
Investing Activities
     Loans receivable                                              (63,000)                               (63,000)
------------------------------------------------------------------------------------------------------------------
                                                                   (63,000)                               (63,000)
------------------------------------------------------------------------------------------------------------------
Financing Activities
     Shares issued                                                 135,700             133,700              2,000
     Share subscriptions                                                               (15,000)            15,000
     Loans from shareholders                                       205,404             103,530            101,874
------------------------------------------------------------------------------------------------------------------
                                                                   341,104             222,230            118,874
------------------------------------------------------------------------------------------------------------------
Cash increase during the Period                                    114,742             100,611             14,131
Cash, Beginning of the Year                                              0              14,131
------------------------------------------------------------------------------------------------------------------
Cash and equivalents, End of the period                            114,742             114,742             14,131
------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
     Cash and Equivalents Consist of:
     Cash                                                          114,742             114,742              9,131
     Balance in Lawyers Trust                                                                               5,000
     -------------------------------------------------------------------------------------------------------------
     Total                                                       $ 114,742           $ 114,742           $ 14,131
     =============================================================================================================

                             See Accompanying Notes

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 1. BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

      (a) The Company was incorporated in the State of Nevada, USA on July 25, 2003, and this is the date of inception of the Company. The Company has contracted to acquire a mineral property interest but has not yet determined whether this property contains mineral resources that are economically recoverable.

      (b) The Company is considered to be an exploration stage enterprise, as its principal operations have not yet produced significant revenue.

      (c)   GOING CONCERN

            These financial statements have been prepared in accordance with generally accepted accounting principles in Canada applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.

            The Company has incurred losses since inception of $233,794 to March 31, 2005, and has a working capital deficiency of $ 91,982 at that date. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   General and Administration Expenses

            General and Administration Expenses are written off to operations when incurred.

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

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

      (c)   Basis of Presentation

            These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

      (d)   Net Loss Per Share

            Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

            Computation of basic and diluted weighted average of shares outstanding for the year ended March 31, 2005 is as follows:



            Basic weighted average shares                     2,634,083
            Effect of dilutive securities
                Stock options granted                                 0
                Warrants                                              0
            ------------------------------------------------------------
            Dilutive potential common shares                  2,634,083
            ------------------------------------------------------------
            Earning (Loss) per share-Basic                  $      0.04
            ------------------------------------------------------------
            Earning (Loss) per share-Diluted                $      0.04
            ------------------------------------------------------------

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

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

            Site Restoration and Post Closure Cost Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

            Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

      (f)   Cash and Cash Equivalents

            Cash and cash equivalents consist of $114,742 deposited in bank.

      (g)   Environment Remedial Liability

            SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at March 31, 2005.

      (h)   Stock-Based Compensation

            The Company accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion NO. 25, "Accounting for Stock Issued to Employees," and the FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)." No options were granted during the period and accordingly there is no stock based compensation cost.


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

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 3. INCOME TAXES

            The Company has losses that total $233,794 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

            The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                               March 31,
                                          2005            2004
                                      ------------    ------------
            Deferred tax assets       $     79,490    $     45,574
            Valuation allowance       $    (79,490)   $    (45,574)
                                      ------------    ------------
            Net deferred tax assets   $          0    $          0
                                      ============    ============

            A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended March 31, 2005 and 2004 is as follows:


                                                        2005            2004
                                                    ------------    ------------
            Statutory federal income tax rate          -34.0%          -34.0%
            Valuation allowance                         34.0%           34.0%
            Effective income tax rate                    0.0%            0.0%

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 4. LOANS FROM SHAREHOLDERS

--------------------------------------------------------------------------------

      (a)   NON INTEREST BEARING LOAN FROM SHAREHOLDER                             Total Loans
                                                                                     Payable
            The amount of $101,874 as at March 31, 2005 (unchanged from March
            31, 2004) represents loans from a shareholder of the Company, Steve
            McManaman. This amount is unsecured, bears no interest, with no         $ 101,874
            specific terms of repayment, and has subsequently been repaid. (Note
            11).

            As this related party provided the loan, a charge to interest expense is treated as a contribution to additional paid in capital for foregone interest of $ 6112, for the year ended March 31, 2005.
            Interest at bank prime rate is used to record this foregone interest. There is no interest expense incurred for the period ended
            March 3, 2004.


      (b)   NON INTEREST BEARING LOANS FROM SHAREHOLDERS

      =========================================================================
                                                     March 31, 2005
      -------------------------------------------------------------------------
      Interest at 12% per annum,         Principal      Accrued        Total
      unsecured, with no specific                      interest
      terms of repayment                               payable
      -------------------------------------------------------------------------

      Lisa Komorczy                        $25,500          $510       $26,010
      Art Mapp Communications Inc.          25,500           510        26,010
      Jason Sundar                          25,500           510        26,010
      Yvonne New                            25,000           500        25,500
      -------------------------------------------------------------------------
      Total                               $101,500        $2,030      $103,530         103,530
      -----------------------------------------------------------------------------------------
      Total Loans Payable                                                             $205,404
      =========================================================================================

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 5. PENSION AND EMPLOYMENT LIABILITIES

      The Company does not have any liabilities as at March 31, 2005 for pension, post- employment benefits or postretirement benefits. The Company does not have a pension plan.

NOTE 6. FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash and cash equivalents, and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

NOTE 7.  LOANS RECEIVABLE

      The Management of the Company determined in the year ended March 31, 2004 that the loans receivable may not be collectible and accordingly, an allowance for doubtful accounts for this impairment and a charge to income was recorded for the year ended March 31, 2004:


            Gemeni Sports Management Ltd.            $ 25,000
            Si Media Enterprises Inc.                  38,000
                                                     --------
                                                       63,000
            Less:  Allowance for doubtful accounts    (63,000)
                                                     --------
                                                     $     --
                                                     ========


NOTE 8. MINERAL PROPERTY INTEREST

      The Company owns a mineral property interest in the following twenty unit-mining claims registered in the Vernon Mining Division, covering approximately 1,250 acres.

      Claim Name         Units    Record Number             Expiry Date
      ----------         -----    -------------             -----------

      Cruz               20       413322                August 19, 2005

      The claim is 100% owned by Manu Forti Group Inc., and is held in trust for the Company by a director. The Company will reimburse the director for any out of pocket expenses and staking costs.

      In September, 2004, the Company began an exploration program on the Cruz property that included prospecting a soil geochemical survey. Further programs are required of continued soil geochemical grid sampling, detailed geological mapping, and mechanical trenching.

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 9. SEGMENT REPORTING

      Segmented information of the Company's identifiable assets and operating activities, is as follows:


      March 31, 2004               Canada         U.S.            Total
      ----------------------------------------------------------------------
      Current assets           $    14,131     $         0  $     14,131
      ----------------------------------------------------------------------
      Total Assets                  14,131               0        14,131
      ----------------------------------------------------------------------

      Operating Activities


      Period from inception on July 25, 2003 to
      March 31, 2004
      -------------------------------------------------------------------------
      Revenue                              $       0       $  0  $        0
      -------------------------------------------------------------------------
      General and Administration expenses  $    134,043    $  0  $     134,043
      -------------------------------------------------------------------------
      Net loss for the year                $   (134,043)   $  0  $    (134,043)
      -------------------------------------------------------------------------


      March 31, 2005                         Canada       U.S.       Total
      -------------------------------------------------------------------------
      Current assets                      $  119,742    $     0  $    119,742
      -------------------------------------------------------------------------
      Total Assets                           119,742          0       119,742
      -------------------------------------------------------------------------

      Operating Activities


      Year ended March 31, 2005
      -------------------------------------------------------------------------
      Revenue                             $          0  $     0  $          0
      -------------------------------------------------------------------------
      General and Administration expenses $  99,751     $     0  $     99,751
      -------------------------------------------------------------------------
      Net loss for the year               $ (99,751)    $     0  $    (99,751)
      -------------------------------------------------------------------------

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 10. CONSULTING AGREEMENT

      On December 1, 2004 Manu Forti Group, Inc. entered into a consulting contract with U. S. Capital Partners, Inc. a Florida Corporation, for that firm to provide financial consulting services related to corporate finance and other financial service matters with compensation options as follows:
      Option (i) $25,000 to be paid in 5 equal monthly installments of $5,000 each, or, option (ii) $15,000 in 3 equal installments of $5000 each and 100,000 restricted shares, if the shares are issued to the consultant no later than the third equal payment of $5,000 totaling $15,000. Option (i) or (ii) to be at discretion of the Company. If the Company terminates this agreement prior to the expiration of the 5 month or 3 month period, respectively, described above in (i) and (ii) whichever the case may be, the balance of the compensation on the Consulting Agreement becomes due and payable immediately. The Company selected option (i) and paid $20,000 to March 31, 2005 and prepaid $5000 for the April, 2005, payment.

      ----------------------------------------------------------------------------------------
      Month to which     Paid and expensed to      Prepaid expense at    Total Paid to March
      Payment applied       March 31, 2005           March 31, 2005            31, 2005
      ----------------------------------------------------------------------------------------
      December, 2004               $5,000
      ----------------------------------------------------------------------------------------
      January, 2005                 5,000
      ----------------------------------------------------------------------------------------
      February, 2005                5,000
      ----------------------------------------------------------------------------------------
      March, 2005                   5,000
      ----------------------------------------------------------------------------------------
      April, 2005                                          $5,000
      ----------------------------------------------------------------------------------------
      Total                       $20,000                  $5,000             $25,000
      ----------------------------------------------------------------------------------------

NOTE 11. SUBSEQUENT EVENTS

      Effective June 22, 2005, the reporting issuer appointed Justin Frere as Director. Mr. Frere, MBA, CPA, has substantial experience in accounting and administration with public companies and will be a welcome addition to the Company's Board in helping it to continue to maintain auditing and internal controls.


      Effective June 15, 2005, the reporting issuer accepted the resignation of Mitch Ross as Director. The resignation of Mr. Ross was not due to a disagreement with the Company's operations, policies or practices. Mr. Ross as resigned to devote more time to other ventures.

      Effective May 31, 2005, the reporting issuer accepted the resignation of Stephen Kenwood as Director. The resignation of Mr. Kenwood was not due to a disagreement with the Company's operations, policies or practices. Mr. Kenwood has resigned to devote more time to other ventures.

      Effective May 3, 2005 the reporting issuer accepted the resignation of Gordon Samson as President, Chief Financial Officer and Director. Also, effective May 3, 2005, the Company's Board of Directors appointed Todd M. Pitcher to serve as acting President and Chief Financial Officer as well as to serve on the Board as a Director.

      On May 2, 2005, the principal amount of the shareholder loan from Steve McManaman for $101,874 was repaid in full.

Exhibits

Exhibit No. Description


3.1*        Articles of Incorporation


3.2*        Bylaws


4.1*        Specimen Stock Certificate


10.1*       Bill of Sale Absolute


10.2*       Statement of Trustee


10.3*       Deed


23.1        Consent of Moen & Company


31.1        Rule 13a-15(e)/15d-15(e) Certification


32.1        Section 1350 Certification


99.1 Relocation of Corporate Offices (incorporated by reference with the Company's Form 8-K filed May 1, 2004).


99.2 Relocation of Corporate Offices (incorporated by reference with the Company's Form 8-K filed December 1, 2004).


99.3 Resignation of Jim Mackay as Director. Also effective December 1, 2004 the Company appointed Mitch Ross as Director (incorporated by reference with the Company's Form 8-K filed December 9, 2004).

* Previously Filed.