Form 10QSB
period 2005-06-30
MANU FORTI GROUP INC
filed 2005-08-18
CIK 1261019

Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For The Quarterly Period Ended June 30, 2005.

|_| Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For The Transition Period From ______________To_________________

                        Commission File Number 333-108911

                             Manu Forti Group, Inc.
              ----------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

            Nevada                                                20-0118697
------------------------------                                -----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                7770 Regents Road
                                  Suite 113-401
                               San Diego, CA 92122
                                 (858) 518-1387
          ------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of July 11, 2005 was 3,087,000.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I

Item 1.   Financial Statements

Balance Sheet as of June 30, 2005 (Unaudited).......................           1

Statements of Income for the three months ended June 30,
  2005 and 2004, and for the period July 25, 2003
  (Date of inception) to June 30, 2005 (unaudited)..................           2

Statements of Retained Earnings (Deficit) for the three
  months ended June 30, 2005 and 2004, and for the period
  July 25, 2003 (Date of inception) to June 30, 2005 (unaudited)....           3

Statements of Cash Flows for the three months ended June 30,
  2005 and 2004, and for the period July 25, 2003
  (Date of inception) to June 30, 2005 (unaudited)..................           4

Statements of Stockholders Equity for the three months ended
  June 30, 2005 and the period July 25, 2003 (Date of inception)
  to June 30, 2005 (unaudited)......................................           5

Notes To Financial Statements (Unaudited) ..........................           6

Item 2.   Management's Discussion and Analysis .....................          11

Item 3.   Controls and Procedures...................................          18

Part II - Other Information

Item 1. Legal Proceedings...........................................          20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          20

Item 3. Defaults Upon Senior Securities.............................          20

Item 4. Submission of Matters to a Vote of Security Holders.........          21

Item 5. Other.......................................................          21

Item 6. Exhibits....................................................          21

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
At June 30, 2005
(With Comparative Figures at March 31, 2005)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                      June 30,       March 31,
                                                                        2005           2005
                                                                    -----------     -----------
                                                                    (Unaudited)      (Audited)
                                     ASSETS
Current Assets
   Cash (Note 2(b))                                                 $    31,317         114,742
   Prepaid expense                                                                        5,000
-----------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                           31,317         119,742
-----------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                          31,317         119,742
===============================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued                                     $     2,823           6,320
   Loans from shareholders, including accrued interest(Note 4)          141,307         205,404
-----------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                     144,130         211,724
-----------------------------------------------------------------------------------------------

Stockholders' Equity(Deficit)
   Capital Stock
       Authorized:
          75,000,000 common shares, par value $0.001
       Issued and outstanding
          3,087,000 common shares
          Par value                                                       3,087           3,087
          Additional paid-in capital                                    138,725         138,725
   Deficit, accumulated during the exploration stage                   (254,625)       (233,794)
-----------------------------------------------------------------------------------------------
STOCKHOLDERS EQUITY (DEFICIT)                                          (112,813)        (91,982)
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    31,317         119,742
===============================================================================================

Approved on Behalf of the Board
   "Todd M. Pitcher" President and CEO
   -----------------------------------

                             See Accompanying Notes

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
For Three Months Ended June 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------
                                                                           Three Months
                                                 From Inception                Ended
                                                Date of July 25,              June 30
                                                    2003 to        -----------------------------
                                                 June 30, 2005         2005             2004
                                                ----------------   -----------       -----------
General and Administration  Expenses
   Audit fees                                     $    21,598       $     1,652       $     3,777
   Bad debts                                           63,000
   Bank charges and interest                           13,134             3,257                29
   Consulting fees                                     63,728            12,728
   Geological report                                   12,895
   Legal Expenses                                      60,469             2,574             6,902
   Transfer agent and filing fees                       4,826               120               200
   Website development costs                           13,500                               1,500
   Office cost                                             75                75
   Licenses and permits                                   125               125
   Rent                                                   300               300
   Incorporation costs written off                        975
-------------------------------------------------------------------------------------------------
   Total General and Administration Expenses          254,625            20,831            12,408
-------------------------------------------------------------------------------------------------
Net loss for the Period                           $  (254,625)      $   (20,831)          (12,408)
=================================================================================================

LOSS PER SHARE
   Basic                                                            $     (0.01)            (0.01)
=================================================================================================
   Diluted                                                          $     (0.01)            (0.01)
=================================================================================================
Weighted Average Number of Issued Shares
   Basic                                                              3,087,000         2,000,000
=================================================================================================
   Diluted                                                            3,087,000         2,000,000
=================================================================================================

                             See Accompanying Notes

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
For Three Months Ended June 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------
                                                           Three Months
                                   From Inception              Ended
                                  Date of July 25,            June 30
                                      2003 to       ---------------------------
                                   June 30, 2005        2005            2004
                                  ----------------  -----------     -----------

Balance (Deficit),
   Beginning of period              $               $  (233,794)       (134,043)

Net loss for the Period                (254,625)        (20,831)        (12,408)
                                    -----------     -----------     -----------

Balance (Deficit),
   End of Period                    $  (254,625)    $  (254,625)       (146,451)
                                    ===========     ===========     ===========

                             See Accompanying Notes

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
For Three Months Ended June 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                           Three Months
                                                   From Inception              Ended
                                                  Date of July 25,            June 30
                                                      2003 to       ---------------------------
                                                   June 30, 2005       2005            2004
                                                  ----------------  -----------     -----------
Cash Provided by (Used for)
Operating Activities
   Net loss for the period                          $  (254,625)    $   (20,831)    $   (12,408)
   Items not requiring use of cash
          Bad debts                                      63,000
   Interest foregone on loan from shareholder,
      added to additional paid-in capital
   Changes in non-cash working capital items
       Prepaid expense                                                    5,000
       Accounts payable and accrued                       2,823          (3,497)          3,392
-----------------------------------------------------------------------------------------------
                                                       (188,802)        (19,328)         (9,016)
-----------------------------------------------------------------------------------------------
Investing Activities
   Loans receivable                                     (63,000)
-----------------------------------------------------------------------------------------------
                                                        (63,000)
-----------------------------------------------------------------------------------------------
Financing Activities
   Shares issued                                        141,812
   Share subscriptions
   Loans from shareholders                              141,307         (64,097)
-----------------------------------------------------------------------------------------------
                                                        283,119         (64,097)
-----------------------------------------------------------------------------------------------
Cash increase (decrease) during the Period               31,317         (83,425)         (9,016)
Cash, Beginning of the Year                                             114,742          14,131
-----------------------------------------------------------------------------------------------
Cash, End of the period                             $    31,317     $    31,317     $     5,115
-----------------------------------------------------------------------------------------------

                             See Accompanying Notes

Manu Forti Group Inc.
(A Nevada Corporation)(An exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY(Deficit)
For the period from date of inception, on July 25, 2003, to June 30,2005 (Stated in U.S. Dollars) (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                         Common stock             Additional
                                                  Price per        ------------------------         paid-in
                                                    Share            Shares       Par value         capital
--------------------------------------------------------------------------------------------------------------
Balance, July 25, 2003                                                           $                  $
Shares issued (July 29, 2003)                       $0.001         2,000,000          2,000
Share Subscriptions, shares unissued
   at March 31, 2004
Net loss for the period from date of
    inception on July 25, 2003 to March 31, 2004
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                                            2,000,000     $    2,000         $       --
Shares issued September 1, 2004                     $0.100         1,187,000          1,187            117,513
Share Subscriptions issued  September 1, 2004       $0.100           150,000            150             14,850
Interest foregone on loan from shareholder                                                               6,112
Founder stock cancelled to treasury
January 21, 2005                                    $0.001          (250,000)          (250)               250
Net loss for the year ended March 31, 2005
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                                            3,087,000          3,087            138,725
Net loss for the period ended June 30,2005
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                                             3,087,000     $    3,087         $  138,725
==============================================================================================================

---------------------------------------------------------------------------------------------------
                                                                                          Total
                                                                        Shares        Stockholders'
                                                    Deficit            Subscribed         Equity
                                                  accumulated         and unissued       (Deficit)
---------------------------------------------------------------------------------------------------
Balance, July 25, 2003                             $                    $                $
Shares issued (July 29, 2003)                                                                 2,000
Share Subscriptions, shares unissued
   at March 31, 2004                                                     15,000              15,000
Net loss for the period from date of
    inception on July 25, 2003 to March 31, 2004     (134,043)                             (134,043)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2004                            $ (134,043)          $15,000          $ (117,043)
Shares issued September 1, 2004                                                             118,700
Share Subscriptions issued  September 1, 2004                           (15,000)
Interest foregone on loan from shareholder                                                    6,112
Founder stock cancelled to treasury
January 21, 2005
Net loss for the year ended March 31, 2005            (99,751)                              (99,751)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2005                              (233,794)                              (91,982)
Net loss for the period ended June 30,2005            (20,831)                              (20,831)
---------------------------------------------------------------------------------------------------
Balance, June 30, 2005                             $ (254,625)          $     0          $ (112,813)
===================================================================================================

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 1. BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

      (a).  Organization

            Manu Forti Group Inc. (the "Company"), an exploration stage company, was incorporated in the State of Nevada, USA on July 25, 2003. The Company has contracted to acquire a mineral property interest but has not yet determined whether this property contains mineral resources that are economically recoverable.

      (b).  Going Concern

            These financial statements have been prepared in accordance with generally accepted accounting principles in Canada applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $254,625 to June 30, 2005, and has a working capital deficiency of $112,813 at that date. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a).  Accounting estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      (b).  Cash

            Cash consists of $31,317 deposited with the Company's bankers.

      (c).  Basis of Presentation

      The unaudited financial statements of Manu Forti Group, Inc. as of June 30, 2005 and for the three month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Manu Forti Group, Inc's Form 10-K for the year ended March 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

      (d).  Loss per common share

      Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

            Computation of basic and diluted weighted average of shares outstanding for the year ended June 30, 2005 is as follows:

                    Basic weighted average shares                      3,087,000
                    Effect of  dilutive securities
                        Stock options granted                                  0
                        Warrants                                               0
                    ------------------------------------------------------------
                    Dilutive potential common shares                   3,087,000
                    ------------------------------------------------------------
                    Earning (Loss) per share-Basic                    $     0.01
                    ------------------------------------------------------------
                    Earning (Loss) per share-Diluted                  $     0.01
                    ------------------------------------------------------------

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      (e).  Foreign Currency Transactions

      The functional currency and the reporting currency is the United States Dollar.

      Monetary assets and liabilities are translated at the current rate of exchange.

      The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

      The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. There are no cumulative foreign currency translation adjustments to June 30, 2005 Gains or losses on remeasurement are recognized in current net income.

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

      (f).  Issuance of common stock

      The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      (g).  Stock-Based Compensation

      In December 2004 the Financial Accounting Standards Board issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation ("FAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company has adopted FAS 123-R and will apply its provisions when it decides to initiate stock-based compensation awards.

      (h).  Mining Properties and Exploration Costs

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

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      (i).  Site Restoration and Post Closure Cost

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

      (j).  Disclosure about Fair Value of Financial Instruments

      The Company estimates that the fair value of all financial instruments at June 30, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      (k).  Impact of accounting standards

      In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminate the alternative method of accounting for employee share-based payments previously available under APB 25. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the second quarter of fiscal year 2006 ending on September 30, 2005. The Company currently has no options outstanding and does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

NOTE 3. INCOME TAXES

      The Company has losses that total $254,625 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

      The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                                                   June 30, 2005

      Deferred tax assets                                          $     86,573
      Valuation allowance                                          $    (86,573)
      Net deferred tax assets                                      $          0
                                                                   ============

      A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended June 30, 2005 is as follows:

                                                                   June 30, 2005
                                                                   -------------
      Statutory federal income tax rate                                34.0%
      Valuation allowance                                             (34.0%)
      ffective income tax rate                                         0.0%

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 4. LOANS FROM SHAREHOLDERS

      The Company currently has $135,200 in shareholder loans payable and $6,107 in related accrued interest expense. Interest expense on the outstanding loans for the three months ended June 30, 2005 was $3,161. The loans accrued interest at 12% per annum, are unsecured and have no specific terms of repayment.

      On May 2, 2005, the principal amount of the shareholder loan from Steve McManaman for $101,874 was repaid in full.

NOTE 5. PENSION AND EMPLOYMENT LIABILITIES

      The Company does not have any liabilities as at June 30, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

NOTE 6. FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

NOTE 7. MINERAL PROPERTY INTEREST

      The Company owns a mineral property interest in the following twenty unit-mining claims registered in the Vernon Mining Division, covering approximately 1,250 acres.

         Claim Name           Units           Record Number        Expiry Date
      ----------------    ---------------    ---------------     --------------
           Cruz                 20               413322             19-Aug-05

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 7. MINERAL PROPERTY INTEREST (cont'd)

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

NOTE 8. SEGMENT REPORTING

      Segmented information of the Company's identifiable assets and operating activities, is as follows:

      June 30, 2004                                Canada         U.S.       Total
      ------------------------------------------------------------------------------
      Current assets                            $    5,115   $        0   $    5,115
      ------------------------------------------------------------------------------
      Total Assets                                   5,115            0        5,115
      ------------------------------------------------------------------------------
      Operating Activities
      Period from inception on July 25, 2003
      to June 30, 2004
      ------------------------------------------------------------------------------
      Revenue                                   $        0   $        0   $        0
      ------------------------------------------------------------------------------
      General and Administration expenses       $   12,408   $        0   $   12,408
      ------------------------------------------------------------------------------
      Net loss for the period                   $  (12,408)  $        0   $  (12,408)
      ------------------------------------------------------------------------------

      June 30, 2005                                Canada         U.S.       Total
      ------------------------------------------------------------------------------
      Current assets                            $      102   $   31,215   $   31,317
      ------------------------------------------------------------------------------
      Total Assets                                     102       31,215       31,317
      ------------------------------------------------------------------------------
      Operating Activities
      Year ended June 30, 2005
      ------------------------------------------------------------------------------
      Revenue                                   $        0   $        0   $        0
      ------------------------------------------------------------------------------
      General and Administration expenses       $   20,831   $        0   $   20,831
      ------------------------------------------------------------------------------
      Net loss for the period                   $  (20,831)  $        0   $  (20,831)
      ------------------------------------------------------------------------------

MANU FORTI GROUP INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2005
(Unaudited)
(In U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 9. CONSULTING AGREEMENT

      On December 1, 2004 Manu Forti Group, Inc. entered into a consulting contract with U. S. Capital Partners, Inc. a Florida Corporation, for that firm to provide financial consulting services related to corporate finance and other financial service matters with compensation options as follows:
      Option (i) $25,000 to be paid in 5 equal monthly installments of $5,000 each, or, option (ii) $15,000 in 3 equal installments of $5000 each and 100,000 restricted shares, if the shares are issued to the consultant no later than the third equal payment of $5,000 totaling $15,000. Option (i) or (ii) to be at discretion of the Company. If the Company terminates this agreement prior to the expiration of the 5 month or 3 month period, respectively, described above in (i) and (ii) whichever the case may be, the balance of the compensation on the Consulting Agreement becomes due and payable immediately. The Company selected option (i) and paid $25,000 to June 30, 2005.

      --------------------------------------------------------------------------
      Month to which                          Paid and expensed to June 30, 2005
      Payment applied
      --------------------------------------------------------------------------
      December, 2004                                                     $ 5,000
      --------------------------------------------------------------------------
      January, 2005                                                        5,000
      --------------------------------------------------------------------------
      February, 2005                                                       5,000
      --------------------------------------------------------------------------
      March, 2005                                                          5,000
      --------------------------------------------------------------------------
      April, 2005                                                          5,000
      --------------------------------------------------------------------------
      May, 2005                                                            5,000
      --------------------------------------------------------------------------
      Total                                                              $25,000
      --------------------------------------------------------------------------

NOTE 10. SUBSEQUENT EVENTS

      Effective July 12, 2005, the reporting issuer appointed Vincent William Smith as Director.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

Overview

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

Since inception, we have raised funds from the sale of common stock and interest bearing loans. Net cash provided by financing activities from inception to June 30, 2005 was $270,900, as the result of proceeds received from the founders of the Company, the public offering and other lenders.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. In consultation with our Board of Directors, we have identified six accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at June 30, 2005.

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At March 31, 2004 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $33,915 to $79,490 for the year ended March 31, 2005, assuming a tax rate of 34%.

Overview

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Selling, General and Administrative expenses for the three months ended June 30, 2005 totaled $20,831 and included $17,074 in professional fees and $3,161 in interest expense.

Net loss for the three months ended June 30, 2005 and 2004 was $20,831 and $12,408, respectively. The increase in net loss for the period was primarily due to increased professional fees as a result of the Company's transition to operating primarily in the United States from Canada in addition to increased interest expense.

Financial Condition

From inception to June 30, 2005, we incurred an accumulated deficit of $254,625, and we expect to incur additional losses through the year ending March 31, 2006 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to establish and expand mining operations.

We have financed our operations since inception primarily through debt and equity financing. During the three months ended June 30, 2005, we had a net decrease in cash of $83,425. Total cash resources as of June 30, 2005 was $31,317 compared with $114,742 at March 31, 2005.

Our available working capital and capital requirements will depend upon numerous factors, including progress in our development, exploration and mining of our property, the timing and cost of expanding into new properties, the resources that we devote to developing existing and new mines, and our need to purchase additional capital equipment.

Our independent registered public accountants, Moen and Company have indicated that, based on the Company's financial statements, there can be no assurance the Company will continue as a going concern. Moreover, Moen and Company has noted that the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's need to raise additional equity or debt financing and the Company's ability to generate cash flow from operations will depend on its future performance and the Company's ability to successfully implement business and growth strategies. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

Liquidity and Capital Resources

As of June 30, 2005, we have yet to generate any revenues from our business operations. We issued 2,000,000 founders shares on July 29, 2003 and 1,337,000 as at September 1, 2004 from completion of the SB-2 registration and offering. This was accounted for as capital of $2,000 and $133,700 from common stock sales. Since our inception, Mr. McMannaman advanced demand loans to us with the total sum of $101,874 outstanding, part of which was used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. The loans did not bear interest and were paid in full on May 2, 2005. We issued two promissory notes reflecting the demand loans and they are due upon demand. In February 2005 we received a further $101,214 in interest bearing loans from other parties.

As of June 30, 2005, we had cash resources of $31,317. We had liabilities totaling $144,130 including accounts payable of $2,823, accrued interest of $6,107 and shareholder loans payable of $135,200.

Risk Factors

Risks Related To Our Business:

We expect losses to continue, and failure to generate revenues will cause us to go out of business.

We were incorporated on July 25, 2003, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to June 30, 2005 is $254,625. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs, failure of which will cause us to go out of business.

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

Risks Relating To Our Common Stock:

There is a limited market for our common stock.

Our common stock is traded in the Over-the-Counter Bulletin Board market, and this may cause delays in the timing of transactions and reductions in the number and quality of securities analysts' reporting on us and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained.

Our common stock is subject to "penny stock" rules.

Our common stock is classified as a penny stock by the Securities and Exchange Commission. This classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

      Exhibit No.       Description of Exhibit

      31.1              Section 302 Certification of Todd M. Pitcher, Chief
                        Executive Officer.

      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Manu Forti Group, Inc.


                                                /s/ Todd M. Pitcher
                                                ---------------------------
                                                Name: Todd M. Pitcher
                                                Title: CEO