Form 10QSB/A
period 2004-09-30
UpSnap, Inc.
filed 2005-11-15
CIK 1261019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004
                         Commission File No. 333-108911

                              MANU FORTI GROUP INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                         20-0118697
    ------------------------------                  -----------------------
   (State or other jurisdiction of                  (I.R.S. Empl. Ident. No.)
    incorporation or organization)

          1304-925 West Georgia Street, Vancouver, BC, Canada, V6B 2W9
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 484 -9086
               --------------------------------------------------
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2004 are as follows:

    Class of Securities                                   Shares Outstanding
 --------------------------                             ------------------------
Common Stock, $0.001 par value                                3,337,000

Transitional Small Business Disclosure Format (check one): Yes |X| No |_|

                                EXPLANATORY NOTE

Manu Forti Group Inc. (the "Company") is filing this Amendment on Form 10-QSB/A (the "Amendment") to amend its quarterly report for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on November 12, 2004 (the "Original Filing"). The purpose of this Amendment is to provide disclosure about use of proceeds as required by Item 701 of Regulation S-B.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2004, the Company sold 1,337,000 shares of its common stock at a price of $0.10 per share in its initial public offering, raising gross proceeds of $133,700. Expenses relating to this offering were approximately $50,000, which left the Company with net proceeds of $83,700. The offer and sale of the shares was registered on a registration statement on From SB-2 of the Company which became effective on January 28, 2004. The offering commenced in February 2004 and terminated on July 31, 2004. 163,000 shares remain unsold. The offering was conducted through Gordon Samson, our president at the time of the offering. No underwriter or selling agent was used by the Company. No direct or indirect payment was made to any director or officer of the Company or any 10% or greater stockholder of the Company nor to any other person in compensation for monies raised on the offering. The net proceeds raised in the offering were used to cover expenses relating to our research and exploration efforts.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 15, 2005

                                       MANU FORTI GROUP INC.

                                       By: /s/ Todd M Pitcher
                                           -------------------------------------
                                           Acting President, Director and Chief
                                           Financial Officer (Authorized Officer
                                           of the Registrant)