Form 10QSB
period 2005-09-30
UpSnap, Inc.
filed 2005-11-15
CIK 1261019

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

               For The Quarterly Period Ended September 30, 2005.

( ) Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

        For The Transition Period From ______________To_________________

                        Commission File Number 333-108911

                                  UpSNAP, Inc.
                        (formerly Manu Forti Group, Inc.)
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

           Nevada                                                  20-0118697
------------------------------                               -------------------
State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                7770 Regents Road
                                  Suite 113-401
                               San Diego, CA 92122
                                 (858) 518-1387
--------------------------------------------------------------------------------
          (Address, Including Zip Code, And Telephone Number, Including
            Area Code, Of Registrant's mailing address in California)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes (x) No ( )

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes (x) No ( )

      The number of outstanding shares of the issuer's common stock, $0.001 par value, as of October 19, 2005 was 4,013,100.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     Part I

Item 1. Financial Statements

Balance Sheet as of September 30, 2005 (Unaudited) .......................    1

Statements of Operations and accumulated deficit
  for the three and six months ended September 30, 2005 and 2004, and for the period July 25, 2003 (Date of inception) to
  September 30, 2005 (unaudited) .........................................    2

Statements of Stockholders Equity for the six
  months ended September 30, 2005 and the period July 25, 2003
  (Date of inception) to September 30, 2005 (unaudited) ..................    3

Statements of Cash Flows for the three and six months
  ended September 30, 2005 and 2004, and for the period July 25, 2003
  (Date of inception) to September 30, 2005 (unaudited) ..................    4

Notes To Financial Statements (Unaudited) ................................    5

Item 2. Management's Discussion and Analysis of Financial Conditions
  and Results of Operation ...............................................   12

Item 3. Controls and Procedures ..........................................   16

                           Part II - Other Information

Item 2. Unregistered Sale of Equity Securities and Use
  of Proceeds ............................................................   17

Item 4. Exhibits and Reports on Form 8-K .................................   18

Item 5. Signatures .......................................................   18

UpSNAP, Inc.
(formerly Manu Forti Group, Inc.)
(A Development Stage Company)
Unaudited Balance Sheet
September 30, 2005
--------------------------------------------------------------------------------

                                                                 September 30,
                                                                      2005
                                                                 -------------
                                  ASSETS                          (Unaudited)
CURRENT ASSETS
  Cash                                                           $   1,305,318
  Loan receivable (Note B)                                             180,000
                                                                 -------------
     TOTAL CURRENT ASSETS                                            1,485,318

     TOTAL ASSETS                                                $   1,485,318
                                                                 =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $       4,685
  Loans from shareholders (Note D)                                     135,200
  Accrued interest on loans from shareholders (Note D)                  10,163
                                                                 -------------
     TOTAL CURRENT LIABILITIES                                         150,048

STOCKHOLDERS' DEFICIT (Note E)
  Common stock, par value $.001, 75,000,000 shares authorized;
    issued and outstanding 4,013,100 at September 30, 2005               4,013
  Additional paid-in capital                                           137,799
  Common stock subscribed                                            1,470,377
  Deficit accumulated during the development stage                    (276,919)

                                                                 -------------
     TOTAL STOCKHOLDERS' DEFICIT                                     1,335,270
                                                                 -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   1,485,318
                                                                 =============

UpSNAP, Inc.
(formerly Manu Forti Group, Inc.)
(A Development Stage Company)
Unaudited Statements of Operations
For the Three and Six Months Ended September 30, 2005 and 2004, and
The Period July 25, 2003 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

                                                                                                           July 25, 2003
                                                        Three Months Ended          Six Months Ended      (Inception) to
                                                           September 30,              September 30,        September 30,
                                                      -----------------------   ------------------------   -----------
                                                          2005         2004         2005          2004         2005
                                                      -----------   ---------   -----------    ---------   -----------
General & administrative expenses
  Audit fees                                                        $   1,835   $     1,652    $   5,612   $    21,598
  Bad debts                                                                                                     63,000
  Bank charges and interest                                 4,460          51         7,717           80        17,594
  Consulting fees                                          14,835                    27,563                     78,563
  Geological report                                                     8,595                      8,595        12,895
  Legal expenses                                                                      2,574        6,902        60,469
  Transfer agent and filing fees                              125          75           245          275         4,951
  Website development costs                                                                        1,500        13,500
  Office cost                                                                            75                         75
  Licenses and permits                                        575                       700                        700
  Rent                                                      1,200                     1,500                      1,500
  Travel                                                    1,099                     1,099                      1,099
  Incorporation costs written off                                                                                  975
                                                      -----------   ---------   -----------    ---------   -----------

Net loss                                              $   (22,294)  $ (10,556)  $   (43,125)   $ (22,964)  $  (276,919)
                                                      ===========   =========   ===========    =========   ===========

  Net (loss) per common share basic and diluted       $    (0.006)  $  (0.004)  $    (0.013)   $  (0.010)
                                                      ===========   =========   ===========    =========

  Weighted average common shares outstanding
  Basic and diluted                                     3,452,224   2,435,978     3,269,612    2,219,180

  The average shares listed below were not included
    in the computation of diluted losses per share
    because to do so would have been antidilutive
    for the periods presented:
  Warrants                                                118,264          --        59,132           --

                                                                                                   Deficit
                                                                                                 Accumulated         Total
                                                         Common Stock              Additional     During the     Stockholders'
                                               ---------------------------------     Paid-in     Development        Equity
                                                Shares     Amount    Subscribed      capital        Stage          (Deficit)
                                               ---------   -------   -----------   -----------   ------------    -------------
Balance, July 25, 2003                                     $    --                 $        --   $         --    $          --
Shares issued (July 29, 2003)                  2,000,000     2,000                          --                           2,000
Stock subscribed                                                          15,000                                        15,000
Net loss                                                                                             (134,043)        (134,043)
                                               ---------   -------   -----------   -----------   ------------    -------------
Balance, March 31, 2004                        2,000,000     2,000        15,000            --       (134,043)        (117,043)

Shares issued for cash ($0.10 per share)       1,187,000     1,187                     117,513                         118,700
Share Subscriptions issued ($0.10 per share)     150,000       150                      14,850                          15,000
Stock subscribed                                                         (15,000)                                      (15,000)
Interest foregone on loan from shareholder                                               6,112                           6,112
Founder stock cancelled                         (250,000)     (250)                        250                              --
Net loss                                                                                              (99,751)         (99,751)
                                               ---------   -------   -----------   -----------   ------------    -------------
Balance, March 31, 2005                        3,087,000   $ 3,087   $        --   $   138,725   $   (233,794)   $     (91,982)

1.3:1 forward stock split                        926,100       926                        (926)                             --
Common stock subscribed                                                1,470,377                                     1,470,377
Net loss                                                                                              (43,125)         (43,125)
                                               ---------   -------   -----------   -----------   ------------    -------------
Balance, September 30, 2005                    4,013,100   $ 4,013   $ 1,470,377   $   137,799   $   (276,919)   $   1,335,270

UpSNAP, Inc.
(formerly Manu Forti Group, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Three and six Months Ended September 30, 2005 and 2004, and
The Period July 25, 2004 (Date of Inception) to September 30, 2005
--------------------------------------------------------------------------------

                                                                                                             July 25, 2003
                                                       Three Months Ended            Six Months Ended       (Inception) to
                                                          September 30,                September 30,         September 30,
                                                     -----------------------     ------------------------    -----------
                                                         2005          2004          2005          2004          2005
                                                     -----------    ---------    -----------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $   (22,294)   $ (10,556)   $   (43,125)   $ (22,964)   $  (276,919)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
    Bad debts                                                                                                     63,000
CHANGES IN CURRENT ASSETS AND CURRENT
  LIABILITIES: (Net of effect of acquisition)
  (Increase) decrease in current assets:
    Prepaid expenses                                                                   5,000
  Increase (decrease) in currentliabilities:
    Accounts payable and accrued expenses                  5,918      (28,942)         2,421      (25,550)         8,741
                                                     -----------    ---------    -----------    ---------    -----------
    NET CASH USED FOR OPERATING ACTIVITIES               (16,376)     (39,498)       (35,704)     (48,514)      (205,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments
    Loans receivable                                    (180,000)                   (180,000)                   (243,000)
                                                     -----------    ---------    -----------    ---------    -----------
    NET CASH USED FOR INVESTING ACTIVITIES              (180,000)          --       (180,000)          --       (243,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                              133,700                     133,700        135,700
    Interest foregone on shareholder loan                                                                          6,112
    Share subscriptions                                1,470,377      (15,000)     1,470,377      (15,000)     1,470,377
    Loans from shareholders, net                                                     (64,097)                    141,307
                                                     -----------    ---------    -----------    ---------    -----------
    NET CASH PROVIDEDBY FINANCING ACTIVITIES           1,470,377      118,700      1,406,280      118,700      1,753,496
NET INCREASE IN CASH                                   1,274,001       79,202      1,190,576       70,186      1,305,318
CASH, beginning of period                                 31,317        5,115        114,742       14,131             --
                                                     -----------    ---------    -----------    ---------    -----------
CASH, end of period                                  $ 1,305,318    $  84,317    $ 1,305,318    $  84,317    $ 1,305,318
                                                     ===========    =========    ===========    =========    ===========

  Taxes paid                                         $        --    $      --    $        --    $      --    $        --
  Interest paid                                      $        --    $      --    $        --    $      --    $        --

Other non-cash investing and financing activities:

  Shares issued for services                         $        --    $      --    $        --    $      --    $        --

                                  UPSNAP, INC.
                        (formerly Manu Forti Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)
              For The Three and Six Months Ended September 30, 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of UpSNAP, Inc. (formerly Manu Forti Group, Inc. (A development stage company))(the "Company"), as of September 30, 2005 and for the three and six month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

The Company was an exploration stage company incorporated in the State of Nevada on July 25, 2003. Initially, the Company had contracted to acquire a mineral property interest in the pursuit of developing a mining operation; however, the Company never determined whether this property contained mineral resources that were economically recoverable and has ceased all mining related activities.

During May 2005, the Company accepted the resignation and replacement of its executive officers and board members and pursued an acquisition strategy of a non mining operating company.

On August 24, 2005, the Company entered into a binding Letter of Intent (LOI) with Up2004SNAP, Inc. or UpSnap 2004, a privately held provider of mobile search services. UpSNAP 2004 is bridging the gap between the Internet and the more than 160 million text-enabled cell phones in the U.S. with its patent-pending technology. Pursuant to the LOI, the Company committed to raise up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00).

On August 26, 2005, in anticipation of a successful business combination with UpSnap 2004, the Company's board approved a name change from Manu Forti Group, Inc. to UpSNAP, Inc.

Summary of Significant Accounting Principles

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if-converted" method.

Foreign Currency Transactions

The functional and reporting currency is the United States dollar. The financial statements are presented in United States dollars. Foreign assets, liabilities and equity accounts are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the period. The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Capital accounts are translated at their historical exchange rates when the capital stock is issued. The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents.

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Impact of accounting standards

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company's financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

NOTE B - LOAN RECEIVABLE

During September 2005, the Company remitted $180,000 to UpSNAP 2004 for operating capital. The Company anticipates forgiving the loan upon consummation of the merger with UpSNAP 2004 (See NOTE E).

NOTE C - NET OPERATING LOSS CARRY FORWARD

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

       Year of Loss     Amount    Expiration Date
      --------------   --------   ----------------
      March 31, 2005   $ 99,751   March 31, 2025
      March 31, 2004    134,043   March 31, 2024
                       --------
                       $233,794
                       ========


The expiration dates for U.S. net operating losses (NOL) may be extendable under
Section 381 of the U.S. Internal Revenue Code.

NOTE D - LOANS FROM SHAREHOLDERS

The Company currently has $135,200 in shareholder loans payable and $10,163 in related accrued interest expense. Interest expense on the outstanding loans for the three months ended September 30, 2005 was $4,056. The loans accrue interest at 12% per annum, are unsecured and have no specific terms of repayment.

On May 2, 2005, the principal amount of a shareholder loan from Steve McManaman for $101,874 was repaid in full.

NOTE E - COMMON STOCK

At inception on July 29, 2003, we issued 2,000,000 founders shares at par or $0.001.

On September 1, 2004, upon the completion of an SB-2 registration and offering, the Company issued 1,337,000 shares of common stock in exchange for $133,700, or $0.10 per share.

On January 21, 2005 250,000 founder shares were returned and canceled leaving 3,087,000 shares outstanding as of our fiscal year end on March 31, 2005.

On August 28, 2005, the Board approved a 1.3 for 1 forward stock split which was approved by a majority of the existing shareholders. The forward stock split resulted in an additional 926,100 shares bringing the total share outstanding as of September 30, 2005 to 4,013,100.

On August 24, 2005, the Company entered into a binding LOI with UpSNAP 2004 The terms of the LOI required the Company to raise up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00) Dollars in equity financing. During September 2005, the Company received $1,470,377 in exchange for 1,633,752 shares of common stock, or $0.90 per share. Each purchaser of a share in the private placement also received one non-transferable series A warrant with an exercise price of $1.50 and a term of twelve months. As of September 30, 2005 no shares related to the placement were issued. Accordingly, the Company recorded these funds to Common Stock Subscribed. The Company has included the shares to be issued in the placement in our weighted average share calculation for EPS purposes.

NOTE F - WARRANTS

At September 30, 2005, pursuant to the private placement described in Note E, the Company had 1,633,752 Series A Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

                            Exercise
      Warrant   Number of   Price Per   Expiration
      Series    Warrants     Warrant       Date
      -------   ---------   ---------   ----------
      A           100,000   $    1.50     9/9/2006
      A           100,000   $    1.50    9/13/2006
      A            12,500   $    1.50    9/20/2006
      A            12,500   $    1.50    9/20/2006
      A            72,000   $    1.50    9/21/2006
      A            25,000   $    1.50    9/22/2006
      A           125,002   $    1.50    9/22/2006
      A            25,000   $    1.50    9/23/2006
      A            87,500   $    1.50    9/23/2006
      A           100,000   $    1.50    9/23/2006
      A            12,500   $    1.50    9/26/2006
      A            25,000   $    1.50    9/26/2006
      A            50,000   $    1.50    9/26/2006
      A           525,000   $    1.50    9/26/2006
      A            22,000   $    1.50    9/27/2006
      A            27,750   $    1.50    9/27/2006
      A           150,000   $    1.50    9/27/2006
      A            22,000   $    1.50    9/28/2006
      A            25,000   $    1.50    9/28/2006
      A           115,000   $    1.50    9/29/2006
                ---------
      Total     1,633,752
                =========


NOTE G - RELATED PARTY TRANSACTIONS

In June, the Company entered into an administrative consulting agreement with Todd M. Pitcher to manage and administrate the operations and regulatory requirements of the Company. During the quarter ended September 30, 2005, the Company paid Mr. Pitcher $8,098.

In July, the Company entered into a professional services agreement with Justin Frere to perform certain accounting services on behalf of the Company. During the quarter ended September 30, 2005, the Company paid Mr. Frere $6,000.

NOTE H - GOING CONCERN AND MANAGEMENT'S PLANS

The Company has incurred losses since inception of $276,919 to September 30, 2005. There can be no assurance that the Company will continue as a going concern. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flow to finance operations in future periods. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE I - SUBSEQUENT EVENTS

From September 30, 2005 through October 31, 2005 the company received an additional $675,823 pursuant to the September 2005 private placement.

On October 31, 2005 the Board of Directors voted to amend the September 2005 private placement to accept the oversubscribed amount of $166,200.

On October 31, 2005, the Board of Directors voted to convert the existing shareholder debt totaling $145,363 in principal and accrued interest to common stock.

As filed in an 8-K with the Securities and Exchange Commission on October 24, 2005, on October 20, 2005, Bedinger & Company was appointed as the independent auditor for the Company's financial statements for the period ended September 30, 2005 and to review the pro forma consolidated financial statements of the Company and to perform the Company's audit for the year ended March 31, 2006. Moen & Company was dismissed as the Company's independent auditor. The decision to change auditors was approved by the Company's Board of Directors on October 17, 2005.

During the Company's most recent completed fiscal years and during the subsequent period ending June 30, 2005, with respect to the financial statements, there were no disagreements with Moen & Company on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure,

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Company is engaged in the search for and completion of merger with an operating company. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

From inception on July 25, 2003 to present, our operations consisted of acquiring and staking our first potential mining property, preparing the registrations of our securities and conducting our public offering. In the summer of 2005, the board of directors of the Company determined that it would no longer seek to fulfill its business plan of developing mining properties. At that time, the Company began searching for private companies to acquire in a reverse acquisition transaction. In August 2005, we entered into a binding letter of intent relating to the reverse acquisition of UpSnap 2004, a provider of mobile search services.

Since inception, we have raised funds from the sale of common stock and interest bearing loans. Net cash provided by financing activities from inception to September 30, 2005 was $1,753,496, as the result of proceeds received from the founders of the Company, the public offering and other lenders ($283,119) and our September 2005 private placement ($1,470,377).

Since the summer of 2005, we have been a non operating company. We have not yet generated or realized any revenues.

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

Results of Operations

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

General and Administrative expenses for the three and six months ended September 30, 2005 totaled $22,294 and $43,125, respectively and included $14,835 in professional fees and $4,056 of interest expense for the three months ended September 30, 2005 and $30,137 in professional fees and $7,217 in interest expense for the six months ended September 30, 2005.

Net loss for the three and six months ended September 30, 2005 was $22,294 and $43,125 compared to $10,556 and $22,964 for the three and six months ended September 30, 2004 The three and six month increase in net loss of $11,738 and $20,161 was primarily due to increased professional fees as a result of the Company's transition to operating primarily in the United States from Canada and preparing the Company for outside equity investment while pursuing potential merger candidates in addition to increased interest expense.

Financial Condition

From inception to September 30, 2005, we incurred an accumulated deficit of $276,919, and we expect to incur additional losses through the year ending March 31, 2006 and for the foreseeable future. To present this loss has been incurred through a combination of professional fees and expenses supporting our discontinued plan to establish and expand mining operations.

We have financed our operations since inception primarily through debt and equity financing. During the three months ended September 30, 2005, we had a net increase in cash of $1,274,001 due primarily to the September 2005 private placement (see Note E to our financial statements). Total cash resources as of September 30, 2005 was $1,305,318 compared with $31,317 at June 30, 2005.

Our independent registered public accountants, Bedinger and Company have indicated that, based on the Company's financial statements, there can be no assurance the Company will continue as a going concern. Moreover, Bedinger and Company has noted that the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

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

Liquidity and Capital Resources

As of September 30, 2005, we have yet to generate any revenues from our business operations.

At inception on July 29, 2003, we issued 2,000,000 founders shares at par or $0.001. On September 1, 2004, upon the completion of an SB-2 registration and offering, the Company issued 1,337,000 shares of common stock in exchange for $133,700, or $0.10 per share. Since our inception, Mr. McMannaman advanced demand loans to us with the total sum of $101,874 outstanding, part of which was used for organizational and start-up costs. The loans did not bear interest and were paid in full on May 2, 2005.

We issued two promissory notes reflecting demand loans and they are due upon demand. In February 2005 we received a further $101,214 in interest bearing loans from other parties.

As of September 30, 2005, we had cash resources of $1,305,318 due primarily to funds received pursuant to our September 2005 private placement. We had liabilities totaling $150,048 including accounts payable of $4,685, accrued interest of $10,163 and shareholder loans payable of $135,200.

Risk Factors

Risks Related To Our Business:

We expect losses to continue, and failure to generate revenues or find outside investment will cause us to go out of business.

We were incorporated on July 25, 2003, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to September 30, 2005 is $276,919. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully complete the merger with UpSNAP, Inc. or develop a profitable operation.

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

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of September 30, 2005, a total of 1,738,100 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on his most  recent  evaluation,  which  was  completed  within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

                                     Part II

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September and October, 2005, we closed a private placement of 2,384,668 Units to 51 accredited investors in consideration of $2,146,200. Each Unit consists of one share of our common stock at a price of $0.90 per share and one non-transferable series A warrant with an exercise price of $1.50 and a term of twelve months. The foregoing offering was made in reliance upon exemptions from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act and Regulation S of the Securities Act. This offering was not registered under the Securities Act and accordingly the shares may not be offered or sold in the Untied States absent registration or an applicable exemption from registration requirements of the Securities Act.

On October 31, 2005, we entered into a Debt Conversion Agreement with four holders of company notes having an aggregate principal amount plus accrued interest of $145,363. Under the Debt Conversion Agreement, we converted all of these notes and any accrued interest into our common stock at a rate of $0.50 per share. An aggregated 290,726 shares of our common stock were delivered to the holders of the notes. The foregoing issuances were made in reliance upon an exemption from registration requirements of the Securities Act afforded by
Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering. This offering was not registered under the Securities Act and accordingly the shares may not be offered or sold in the Untied States absent registration or an applicable exemption from registration requirements of the Securities Act.

In October, 2005, we issued 1,500,000 series B warrants to purchase an equal number of shares of our common stock to Sundar Communications in consideration of services provided by Sundar. We also issued 700,000 series B warrants to Executive Forums LLC giving them the right to purchase an equal number of shares in consideration of services provided by Executive Forums. These warrants have an exercise price of $1.10 and expire in five years. The foregoing offering was made in reliance upon an exemption provided by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering. This offering was not registered under the Securities Act and accordingly the shares may not be offered or sold in the Untied States absent registration or an applicable exemption from registration requirements of the Securities Act.

ITEM 4. Exhibits

10.1    Form of Subscription Agreement for September 2005 Private Placement

10.2    Form of Registration Rights Agreement for September 2005 Private
        Placement

10.3 Debt Conversion Agreement, dated October 31, 2005, among the Company, 518464 B.C. Ltd., Art Mapp Communications, inc., Jason Sundar, and Yvonne New.

10.4    Form of Series A Warrant

10.5    Form of Series B Warrant

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 5. Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        UpSNAP, Inc.
                                                        /s/ Todd M. Pitcher
                                                        ------------------------
                                                        Name: Todd M. Pitcher
                                                        Title: CEO

                                  EXHIBIT INDEX

EXHIBIT   EXHIBIT
NUMBER    DESCRIPTION

10.1      Form of Subscription Agreement for September 2005 Private Placement

10.2      Form of Registration Rights Agreement for September 2005 Private
          Placement

10.3 Debt Conversion Agreement, dated October 31, 2005, among the Company, 518464 B.C. Ltd., Art Mapp Communications, inc., Jason Sundar, and Yvonne New.

10.4      Form of Series A Warrant

10.5      Form of Series B Warrant

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.