Form 10KSB
period 2005-09-30
UpSnap, Inc.
filed 2005-12-27
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB
(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: ________________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2005 to September 30, 2005

UPSNAP, INC.
(Formerly Manu Forti Group, Inc.)

(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-0118697
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 20836

(Address of Principal Executive Offices)

(919) 412-8132

 (Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 12, 2005: $19,698,985

Common stock, $0.001 par value: $0.001

The number of shares of the registrant's common stock outstanding as of December 12, 2005:  18,788,494 shares.

REPORTS TO SECURITY HOLDERS

We are a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This transitional report contains the required audited financial statements. We are not required to deliver a transitional report to security holders and will not voluntarily deliver a copy of the annual report to security holders, except in connection with our annual meeting of shareholders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

REMAINDER OF PAGE INTENTIONALLY BLANK

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	2

ITEM 2.	DESCRIPTION OF PROPERTY	12

ITEM 3.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS	12

ITEM 4.	EXECUTIVE COMPENSATION	15

ITEM 5:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT.	16

ITEM 6.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION	17

PART II

ITEM 1.	MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	17

ITEM 2.	LEGAL PROCEEDINGS	19

ITEM 3.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	19

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	20

PART F/S

ITEM 1.	FINANCIAL STATEMENTS AND EXHIBITS	21

PART III

ITEM 1.	INDEX TO EXHIBITS	22

EXHIBITS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words “anticipates”, “believes”, “estimates”, “expects”, “plans”, “projects”, “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that may cause actual results to differ from those projected include the risk factors described below under “Plan of Operations - Risk Factors that may affect Future Operating Results.”

PART I

Except as otherwise indicated by the context, references in this transition report to “UpSnap,”“we,”“us,” or “our,” are references to the combined business of Upsnap, Inc. and its wholly-owned subsidiary, UpSNAP USA, Inc. or UpSNAP USA. References to “Securities Act” are references to the Securities Act of 1933, as amended and references to “Exchange Act” are references to the Securities and Exchange Act of 1934, as amended.

ITEM 1. DESCRIPTION OF BUSINESS.

History and Background

We were incorporated under the name Manu Forti Group, Inc. in the state of Nevada on July 25, 2003. Initially, our plan was to explore mineral property in British Columbia containing one twenty units claim. We pursued this business plan from our inception until the summer of 2005 when we decided that we would not be successful in that endeavor. Accordingly, we wound down our mineral exploration business and became a shell company and sought out acquisition targets.

After that time, we had no active operations until November 15, 2005, when we completed a reverse acquisition transaction with Up2004Snap, Inc., a Nevada corporation, that was incorporated in April 2004. Up2004Snap, Inc. is a mobile search engine company that helps consumers find merchants and local services instantly, in a snap. Up2004Snap, Inc. became our wholly-owned subsidiary in connection with the reverse acquisition transaction and our operations consist solely of the operations of Up2004Snap, Inc.

On December 20, 2005 we changed the name of our newly-acquired subsidiary from Up2004Snap, Inc. to UpSNAP, USA, Inc.

Our corporate headquarters is located at 134 Jackson Street, Suite 203, Davidson, North Carolina 28036. Our telephone number is (919) 412-8132 and we maintain a website at www.upsnap.com.

Business Generally

We are a development stage company that is building the first cellular specific directory listings and entertainment platform provided by paid listings and premium services. We will, for the first time, allow users to easily search and browse for mobile content, comparison shop for different products, and directly connect with merchants, at no cost (save those imposed by the carriers for service minutes) to the customer.

We use text messaging, and actually call-connect the consumer to paying advertisers, free of charge. Our patent- pending technology combines a highly flexible search and command language with a rich multi-media VoIP back end that connects merchants that are willing to pay for new customers with consumers that benefit from free service.

We will generate revenues by charging merchants for consumer search results using a pay-per-call system. Traditionally, for mobile 411 and other information services, the consumer pays. We will also generate revenue through the sale of subscriptions and premium services.

We reverse the cellular industry model, allowing consumers to have free access while merchants pay per call. Our VoIP telephony infrastructure activates a premium call-back service from paid listings advertising. Our Directory Assistance and Comparison Shopping Service offer keyword triggered sponsored listings, creating a pay-per-click version of Yellow Pages, optimized for mobile.

Our revenue model relies substantially on the assumption that we will be able to successfully expand our sales and distribution channels to carriers in key markets. To be successful in the communications services market that we operate in, we must, among other things:

•	Continue to expand distribution and sales channels with carriers for our products;
•	Attract and maintain customer loyalty;
•	Continue to establish and increase awareness of the Upsnap brand and develop customer loyalty;
•	Provide desirable products to customers at attractive prices;
•	Establish and maintain strategic relationships with strategic partners and affiliates;
•	Rapidly respond to competitive developments;
•	Build an operations and customer service structure to support our business; and
•	Attract, retain and motivate qualified personnel.

We believe that the continued growth in mobile subscribers and specifically the spectacular global growth of Short Message Service, SMS or text messaging, are generating demand for features that improve the core usefulness of the handsets, improve user experience, and provide fun and entertainment.

Our focus will be in the United States, which until recently has lagged the rest of the world in the growth of SMS. We believe that there are two main reasons for the US lagging the rest of the world. First, the US has cheap and accessible local calling which makes it far easier to pick up the phone and talk rather than fumble on a tiny cell-phone with no keyboard. Secondly, until recently, the carriers in the US did not have inter-operability of text (SMS) applications. With the introduction of inter-operability, SMS has experienced  a dramatic increase in growth among the 67 million subscribers who actively use SMS services.

Recent Developments

Acquisition of Up2004Snap

On November 15, 2005, we completed a reverse acquisition transaction with Up2004Snap whereby we issued to the stockholders of Up2004Snap 11,730,000 shares of our common stock, constituting 62.4% of our common stock, in exchange for all of the issued and outstanding capital stock of Up2004Snap. Up2004Snap thereby became our wholly-owned subsidiary and the former stockholders of Up2004Snap became our controlling stockholders.

Upon the closing of the reverse acquisition, Justin Frere, one of our three directors resigned, and was replaced by Tony Philipp, who is the director and chief executive officer of Up2004Snap, and our executive officers were replaced by the Up2004Snap executive officers. On November 28, 2005, the other two continuing directors resigned, the board of directors was reduced to two persons and Richard Jones became our director. On December 20, 2005 we changed Up2004Snap, Inc.’s name to UpSNAP, USA, Inc.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Up2004Snap as the acquirer and Upsnap, Inc. as the acquired party. When we refer in this transition report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Up2004Snap.

Through UpSNAP USA, we are a mobile search engine company that helps consumers find merchants and local services instantly, in a snap. Currently, mobile consumers must load up a WAP, or wireless application protocol, to browse web sites, or pay as much as $2.50 for 411 information directory services. We solve this problem by using text messaging to connect consumers to paying advertisers, free of charge.

Our patent pending technology combines a highly flexible search and command language with a rich multi-media Voice over Internet Protocol, or VoIP, back-end that connects merchants that are willing to pay for new customers with consumers that benefit from the free service.

Our platform allows a mobile consumer to perform a local search using text messaging. We developed a mobile advertising engine that allows us to charge merchants to accept incoming phone calls from potential consumers, reversing the current user pays model for 411 based directory assistance services.

From inception through 2004, UpSNAP USA has been primarily engaged in research and development. A beta version of our mobile search engine was released in November 2004. In December 2004, UpSNAP USA applied for its first patent.

September and October 2005 Private Placement

In September and October of 2005, we completed a private placement in which we sold 2,384,668 shares of our common stock at a price of $0.90 per share for aggregate gross proceeds of $2,146,200 and issued series A warrants to purchase up to an additional 2,384,668 shares of our common stock at an exercise price of $1.50 per share. The series A warrants have a term of 12 months. The shares and warrants were offered and sold to investors in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 thereunder. Each of the investors qualified as an accredited investor as defined by Rule 501 under the Securities Act.

Debt Conversion Agreement

On October 31, 2005, we entered into a Debt Conversion Agreement with four holders of our notes having an aggregate principal amount plus accrued interest of $145,363. Under the Debt Conversion Agreement, we converted all of these notes and any accrued interest into our common stock at a rate of $0.50 per share. An aggregated 290,726 shares of our common stock were delivered to the holders of the notes. The shares were offered and sold in reliance upon an exemption from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering.

Series B Warrants

In October, 2005, we issued 1,500,000 series B warrants to purchase an equal number of shares of our common stock to Sundar Communications in consideration of services provided by Sundar Communications. We also issued 700,000 series B warrants to ExecutivesCorner LLC giving them the right to purchase an equal number of shares in consideration of services provided by ExecutivesCorner LLC. These warrants have an exercise price of $1.10 and expire in five years. The warrants were offered and sold in reliance upon an exemption provided by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering.

Stock and Warrant Issuance to Viant Capital LLC

In November 2005, we issued 370,000 shares of our common stock and 560,000 warrants to Viant Capital LLC, a registered broker-dealer, in consideration for services provided to us. These warrants have an exercise price of $0.90 and expire in five years. The warrants were offered and sold to Viant Capital LLC in reliance upon the exemption provided by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering. Viant Capital LLC qualifies as an accredited investor as defined by Rule 501 under the Securities Act.

An Overview of Our Industry

As a result of the reverse acquisition transaction with Up2004Snap, we participate in the mobile search industry. We help mobile consumers find people, products, and places using their cellular telephones. Americans are now using many mobile services such as text messaging, pictures and even video messages, which are all clones of features they spend time doing on their home PC.

However, search, the number one reason people use the Internet, has not proven to be a great application on the mobile platform. Many existing search engines, such as Yahoo! and Google have attempted to use a small browser built into the mobile phone. This technology tries to turn a mobile phone into a PC and has not proven to be popular.

The most often cited reason for search's cell phone failure is the cost of using data services on wireless and the phone itself. Typing in any information, like a Web address or a search inquiry, is very difficult and time consuming, even with the latest attempts to include full keyboards with phones. The small screen size, also makes it difficult to see all the results that you would get on the Web. Our patent pending technology allows people to search at very low cost for merchants and services, and be directly connected to the merchants using the phone.

Our Competition

We face competition from all of the existing search engines, such as Google and Yahoo!, and newcomers to the mobile search markets, such as 4INFO, and Askmenow.

Since we have only recently launched our product and have not engaged in any significant amount of sales or marketing, we have almost no market share compared to our competitors.

We believe, however, that we are offering a unique service in the industry and that we will be able to compete in the mobile search market because of the technology that we are employing and the novel approach that we are utilizing.

Today there are only two revenue modes for mobile search. The first involves taking money from the network operators for supplying search services. The second involves charging the end-user. We believe that both of these modes are problematic.

A network-operator-only strategy puts the provider of mobile search services at the mercy of the network operator, with no way to defend itself on margin and deal exclusivity. Although there are several hundred mobile network operators worldwide, the revenue opportunities are more limited. At the same time, charging the consumer always restricts growth and has historically proved to dampen consumer demand.

Currently mobile search via data or voice is a user pays service. For voice 411, the user pays an average of $1.30 per call - not including air time. The user needs to pay for data services packages, as well as the airtime connecting to data services.

Our competition either charges the end-user or provides a free service with no revenue generating mechanism.

The Regulations that Apply to Us

Our operations are not subject to any significant governmental regulations.

Our Research and Development Efforts

From our inception through the end of 2004, we focused almost exclusively on developing our technology. On June 1, 2005, we licensed from Alto Ventures, Inc. a patent-pending technology that combines a highly flexible search and command language with a rich multi-media VoIP back-end that connects merchants that are willing to pay for new customers with consumers that benefit from the free service. Our platform allows a mobile consumer to perform a local search using text messaging. We developed a mobile advertising engine, that allows us to charge merchants to accept incoming phone calls from potential consumers, reversing the current user pays model for 411 based directory assistance services.

We have three employees that are devoted to research and development. Our research and development efforts were initially focused on the development of our base technology and are now focused on enhancements and additions to this technology.

From inception through September 30, 2005, we spent approximately $114,048 on our research and development efforts.

Intellectual Property

On June 1, 2005, we licensed from Alto Ventures, Inc. its technology platform “Method for Search Based Request for a Voice Connection with a Cellular Handset” on a worldwide, perpetual basis. Patent for such technology has been filed with the U.S. Patent and Trademarks Office in December 2004 and the patent application is still pending.

We own the domain name www.upsnap.com and we maintain a website at such internet address.

We also have applied for the Upsnap trademark.

We have developed a mobile search engine, and a proprietary pay-per-call engine, which allows merchants to place advertising-based call connections within a mobile search query. Our intellectual property covers mobile search, personalized search by unique telephone number, pay-per-call advertising engine, call reporting, audit tracking and payment integration.

Our Employees

As of December 27, 2005, we had a total of 2 employees which were both full-time employees. Both of these employees are senior management.

We are not a party to any collective bargaining agreements nor are any of our employees members of labor unions. We believe that our relations with our employees are good.

In addition, we rely on 5 consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors.

Plan of Operation

Over the next twelve months we will undertake the following steps to implement our business plan.

Our first step in implementing our business plan is to ensure that we have enough sponsored pay-per-call partners in place, covering the major mobile markets, so that we can maximize the chances of making revenue from a pay-per-call event. We will typically partner with as many advertisers as possible, who already sell local merchant display ads on the Internet, or in Yellow Pages or other off-line directories. These partners have to be integrated in our advertising server engine, which links directly to our pay-per call service, and provides merchants and advertising resellers with detailed data on the cost-per-call for audit, billing and merchant analysis. We will spend much of the next 12 months ensuring that the match rate between searches performed by the consumer, with no pay-per-call link to a merchant, and the ratio to searches with revenue generating events is as high as possible. Unlike web search, where the consumer is typically searching for a very wide set of information, mobile consumers are typically trying to find data related to travel, entertainment, dining-out, movies, etc. which can be more easily matched to specific categories of advertisers. Advertisers are more than willing to reach right into the products of a young, dynamic and mobile audience, that is moving away from traditional media in droves.

Once we have good base of advertising inventory to sell, we also plan to partner with as many distribution partners as possible to build up traffic for our services. This will include network operators, virtual network operators, media partners and others with exposure to large amounts of consumers.

We will also generate traffic to our own services by promoting our own mobile "short-code" 2SNAP directly to consumers who are attracted by free 411 services and are upgraded to premium content services.

We will continue to improve the user experience of model search, making it as easy as possible for consumers to find information about people, products, and services on the move. This will include the use of software applications that can be downloaded onto the phone directly, as well as continual innovation in inputting data into small handheld devices, and integration of location based information.

We will be expanding our current operations, including opening up an office in the California Bay Area, to integrate our technical team, and working with advertising and distribution on the West Coast.

We do not expect to purchase any significant equipment over the next twelve months, nor do we expect any significant change in the number of our employees over the next twelve months.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below, which constitute the principal material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this report, including our financial statements and related notes.

FINANCIAL RISKS

Our business is difficult to evaluate because we have a limited operating history.

From the inception of our operating subsidiary, UpSNAP USA, until September 30, 2005, UpSNAP USA has had accumulated net losses of $186,060. We are a high-risk development stage company with a limited operating history. We expect to continue to have net operating losses until we can build up our sales channel and implement our marketing efforts.

We expect to incur expenses associated with the expansion of our sales and marketing efforts and from promotional arrangements with our strategic partners. We expect that our future agreements and promotional arrangements with our strategic partners may require us to pay consideration in various forms, including the payment of royalties, license fees and other significant guaranteed amounts based upon revenue sharing agreements and the issuance of stock in certain cases. In addition, our promotional arrangements and revenue sharing agreements may require us to incur significant expenses, and we cannot guarantee that we will generate sufficient revenues to offset these expenses. We intend to use most of the approximately $2,000,000 in cash that we raised in September and October 2005 to fund our sales and marketing efforts. We can not guarantee that we will be able to achieve sufficient revenues in relation to our expenses to become profitable. Even if we do attain profitability, we may not be able to sustain ourselves as a profitable company in the future.

We will need to raise additional financing in the foreseeable future to fund our operations. Additional financing may not be available to us on favorable terms or at all.

In September and October 2005, we raised $2,146,200 in a private placement transaction. As of September 30, 2005, we had $1,305,318 in cash and cash equivalents. We expect to utilize all of this cash over the next 12 months to fund our sales and marketing efforts and for general working capital purposes. As a result, our financial resources are limited and the amount of funding that we will need to develop and commercialize our products and services is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to us. A lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our product development programs. If additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, existing stockholders may suffer dilution. The securities that we issue to raise money may also have rights, preferences and privileges that are senior to those of our existing stockholders.

We anticipate that our results of operations may fluctuate significantly from period to period due to factors that are outside of our control.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. Some of the factors that may affect our quarterly and annual operating results include:

•	our ability to establish and strengthen brand awareness;
•	our success, and the success of our potential strategic partners, in promoting our products and services;
•	the overall market demand for mobile services and applications of the type offered by us;
•	the amount and timing of the costs relating to our marketing efforts or other initiatives;
•	the timing of contracts with strategic partners and other parties;
•	fees that we may pay for distribution and promotional arrangements or other costs that we may incur as we expand our operations;
•	our ability to compete in a highly competitive market, and the introduction of new products; and
•	economic conditions specific to the telecommunications and mobile services industries and general economic conditions.

As a result of our limited operating history and the emerging nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately.

We may have liabilities resulting from predecessor business operations that could have an adverse effect on us.

We are responsible for the liabilities of our predecessor business operations. There may be unknown liabilities associated with our predecessor business operations. If any such unknown liabilities become actual liabilities our financial condition and operations would be adversely affected. In addition, if any such unknown liabilities become actual liabilities or actual claimed liabilities, we may incur material costs in connection with defending lawsuits relating to such liabilities. We have not established any reserve on our balance sheet for these potential liabilities.

BUSINESS RISKS

We are dependent upon our executive officers, managers and other key personnel, without whose services our prospects would be severely limited.

Our success depends to a significant extent upon efforts and abilities of our key personnel. The loss of any executive officer, manager or other key employee could have a material adverse effect upon us. Competition for highly qualified personnel is intense and we may have difficulty replacing such key personnel.

The mobile search engine market in which we operate is subject to intense competition and we may not be able to compete effectively.

We compete in the mobile search engine market. This market is becoming increasingly more competitive. We face competition from the existing search players, such as Google and Yahoo!, and newcomers to the mobile search markets, such as 4INFO, and Askmenow. There are relatively low barriers to entry into the mobile search engine market. Many of our competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, managerial, sales and marketing and other resources than we do. We are particularly vulnerable to efforts by well funded competitors and will lose market share unless we can attain a critical mass of consumers, strategic partners, and affiliates, as well as strong brand identity.

We need to significantly expand our distribution channels. Since we are basically doing this from scratch it will be very difficult.

We need to enhance our ability to find new strategic partners in order to create additional distribution channels for our products and to generate revenue. We expect that we will need to invest on an ongoing basis to expand our partner sales force. The creation of strategic partnerships requires a sophisticated sales effort targeted at the senior management of prospective partners. Given our limited resources, we expect that we will have a hard time trying to expand the number of strategic partners and other distributors for our products.

We plan to build our business through merger with or acquisition of existing technology companies but may not be successful in finding merger or acquisition partners.

We plan to build our business through the merger with or acquisition of existing technology companies that will benefit our application service business. It is reasonable to expect that such activity will be an ongoing part of our business development efforts. At any given time we could be in process of analyzing or making an offer for such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing. It is possible that no transactions will take place at all.

Our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties.

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We currently have licensed a patent- pending technology from Alto Venture, Inc. or Alto. We cannot assure you that Alto’s patent application will result in an issued patent, and Alto’s failure to secure rights under the patent application may limit our ability to protect the intellectual property rights that the application was intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. To date, we are not currently engaged in and have not had any material infringement or other claims pertaining to our intellectual property brought by us or against us in recent years. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims against us which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party's rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income.

In order to be successful and profitable we must grow rapidly. We expect that rapid growth will put a large strain on our management team and our other resources. We may not have sufficient resources to manage this growth effectively.

We anticipate that a period of significant expansion will be required to address potential growth in our customer base, market opportunities and personnel. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff. Further, we anticipate that we will be entering into relationships with various strategic partners and third parties necessary to our business. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Management may not able to hire, train, retain, motivate and manage required personnel for our planned operations.

Changes in the way information is broadcast over the internet could have an immediate and damaging effect on our business.

We are presently able to sell and deliver information to our product carriers throughout the world, but any change in the method of delivery of Internet broadcasting could have an immediate and damaging effect on us. We will continue to develop our technology to address emerging mobile platforms and standards to avoid this problem, but no assurance can be given that this will be accomplished in a timely manner.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders.

As of December 27, 2005, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 68.4% of our outstanding common stock. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders.

In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

MARKET RISKS

A limited public market exists for the trading of our securities.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board. As a result, investors may find it difficult to dispose of our securities, or to obtain accurate quotations of the price of our securities This lack of information limits the liquidity of our common stock, and likely will have an adverse effect on the market price of our common stock and on our ability to raise additional capital.

If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the low revenue nature of our business and because we are a new public company with a relatively limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We do not intend to pay dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in the Company.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in the Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 97,500,000 shares of common stock. We have outstanding 18,788,494 shares of common stock. Accordingly, we have 78,711,506 shares of common stock available for future sale.

As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, on filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1% of the outstanding shares for Bulletin Board Companies. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years.

Because our stock is considered a penny stock, any investment in our stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is a "penny stock" within the meaning of Rule 15g-9 to the Securities Exchange Act of 1934, which is generally an equity security with a price of less than $5.00. Our common stock is subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, the penny stock regulations require the broker-dealer to:

•
deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities; and
•
send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity of our securities may be decreased, with a corresponding decrease in the price of our securities. Our common stock in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters occupy approximately 700 square feet of space at 134 Jackson Street, Suite 203, Davidson, North Carolina 28036. As of October 1, 2005, we had twelve months remaining on our office lease at a monthly rate of $850.

ITEM 3. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officer

As of December 27, 2005, our executive officers and directors are:

Name	Age	Position(s) with the Company

Tony Philipp	43	Director, Chief Executive Officer and President

Richard Jones	40	Director, Vice President of Content and Secretary

Paul Schmidt	50	Chief Financial Officer

Tony Philipp has served as our director and as our Chief Executive Officer and President since November 15, 2005. Mr. Phillip is the co-founder of UpSNAP USA and acted as a director and the Chief Executive Officer of UpSNAP USA since its formation in April 2004. During 2002 to 2004, Mr. Philipp was the president of Vivisimo Inc., Europe, the leading provider of automatic content-clustering software and powers 10% of web searches world wide, with blue chip customers including the US Government, HP, NASA, German Government, AOL, Infospace, and Overture, etc. Mr. Philipp was responsible for establishing worldwide sales and marketing strategy during that period. Mr. Philipp is also the founder of iTransEuro, a company that is a premier European accelerator in the Research Triangle. He has served as the president of iTransEuro since 2000. iTransEuro assists in the transition of technology firms between the US and Europe through performing market studies, identifying/hiring of key personnel, implementing local presence, establishing business development channels, localizing online marketing and PR, and accessing local venture capital. Mr. Philipp previously served on the board of Mobileway, Inc. and has in the past been nominated to serve as Non-Executive board member of selected 3i investments, the largest European venture group. Mr. Philipp is a dual citizen in Germany and the USA, and holds a Bachelor of Science Degree from Clemson University, a Master of International Business (MBA) from the University of South Carolina, and was a Fulbright Scholar at the University of Cologne (Germany).

Richard Jones has been our Vice President of Content and Corporate Secretary since November 15, 2005 and our director Since November 26, 2005. Mr. Jones is the co-founder of UpSNAP USA. Prior to joining UpSNAP USA, Mr. Jones served as the Chairman of Vavo Ltd. from 1999 to 2001. From 1996 to 1999, Mr. Jones served as the Chief Executive Officer of FortuneCity of which he was a co-founder. Mr. Jones also served as Editor in Chief of Network Week, LAN Magazine and PC Magazine in the UK from 1990 to 1996.

Paul Schmidt has been our Chief Financial Officer since November 15, 2005. Mr. Schmidt was the Chief Financial Officer of UpSNAP USA. Since 2004, Mr. Schmidt has served as a managing director at Von Steuben Financial, LLC, a service firm that provides part-time senior level financial executive services. From 2001 to 2004, Mr. Schmidt was the Vice President and Chief Financial Officer of B.R. Lee Industries, Inc., a large manufacturer of commercial asphalt paving equipment. From 1999 to 2001, Mr. Schmidt served as the Treasurer and Chief Financial Officer of Powerscape Equipment Corp., an outdoor power equipment dealership. Mr. Schmidt is a licensed CPA and has a Bachelor of Business Administration degree from University of Michigan.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

Immediately following the UpSnap reverse acquisition, on November 15, 2005, in accordance with our Bylaws and the Nevada Revised Statute, one of our three then directors resigned and all our executive officers resigned, and Tony Philipp was appointed to fill the vacancy caused by the resignation, and Mr. Philipp, Richard Jones and Paul Schmidt were elected executive officers. On November 26, ten days after the filing and the mailing of an information statement complying with Rule 14f-1 of the Exchange Act, the remaining prior directors resigned, the board of directors was reduced to two persons, and Mr. Jones was elected director to fill the vacancy.

We presently do not have an audit committee, compensation committee or nominating committee. We do not have an audit committee charter or a charter governing the nominating process as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. However, our new management plans to form an audit, compensation and nominating committee in the future. Until these committees are established, these decisions will continue to be made by the board of directors. Although the Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, the Board considers the candidate’s character, judgment, skills and experience in the context of our needs and the Board of Directors.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the Board will determine whether any of the directors qualify as an audit committee financial expert.

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our Board of Directors. We do reimburse each director for reasonable travel expenses related to such director's attendance at Board of Directors and committee meetings.

Family Relationships

Except as set forth herein, there are no family relationships among our directors or officers.

Code of Ethics

We have adopted a Code of Ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is attached to this transition Form 10-KSB. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of action or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer;

•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

Indemnification of Directors and Executive Officers and Limitation of Liability

Our Articles of Incorporation and Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted under Nevada law. Accordingly, no director or officer will have any personal liability to us or to any of our stockholders for monetary damages for breach of fiduciary duty as a director; provided, however, that this exclusion does not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the director derived an improper personal benefit.

However, insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 4. EXECUTIVE COMPENSATION.

The following table sets forth, for the last three fiscal years, the compensation earned for the services rendered in all capacities by our executive officers.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Todd Pitcher* Chairman, Interim CEO and Principal Accounting Officer	2005 2004 2003	36,000 — —	— — —	— — —	— — —	— — —	— — —	— — —
Tony Philipp* CEO and President	2005 2004 2003	— — —	— — —	— — —	— — —	— — —	— — —	— — —

* On November 15, 2005, we acquired Up2004Snap (now UpSNAP, USA, Inc.) in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Philipp became our Chief Executive Officer and President. Prior to the effective date of the reverse acquisition, Mr. Philipp served Up2004Snap in the same capacities that he currently serves us. The annual, long term and other compensation shown in this table includes the amount Mr. Philipp received from Up2004Snap prior to the consummation of the reverse acquisition. Todd Pitcher resigned from all offices he held with us effective on November 15, 2005 and resigned as our director effective upon the tenth day following the mailing by us to our stockholders of an information statement on Schedule 14-f that was filed with the Securities and Exchange Commission on November 16, 2005.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. We do not have a compensation committee; all decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. However, we plan to adopt a Stock Plan in the future.

Employment Contracts

All of our employees, including our executive officers, are employed at will and none of our employees has entered into an employment agreement with us.

Pursuant to a verbal understanding with our CEO, our Vice President of Content and our CFO, we pay each of our CEO and Vice President of Content a monthly salary of $10,000, and we pay our CFO at an hourly rate of $75.

ITEM 5: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this transition report by (i) each person known to us to be the beneficial of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each of the following persons is 134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 28036.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class(2)
Common	Tony Philipp	3,910,000	20.8%

Common	Richard Jones	3,440,800	18.3%

Common	Wendell Brown	3,558,100	18.9%

Common	Jim Mackay Chateau De Mont 64300 Mont France	975,000	5.2%

Common	Steve McMannaman Maison Houcarde Gouze, Orthez France 64300	975,000	5.2%

Common	Paul Schmidt	0	0%

Common	Sundar Communications	1,500,000 (3)	7.4%

Common	All officers and directors as a group	7,350,800	39.1%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2) A total of 18,788,494 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3) Consists of 1,500,000 shares of common stock underlying common stock purchase warrants.

ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 15, 2005, we consummated the reverse acquisition of Up2004Snap. In connection with those transactions, Tony Philipp and Richard Jones exchanged all of their equity interests in Up2004Snap for an aggregate of 7,820,000 shares of our common stock constituting a controlling interest in the Company. All of them are our directors and officers.

On June 1, 2005, Alto Ventures, Inc. entered into an Assignment of Patent Application agreement with us pursuant to which Alto granted us worldwide exclusive rights for the use of its technology platform “Method for Search Based Request for a Voice Connection with a Cellular Handset.” The license is granted on an “as is” basis without any representations and warranties. In addition, the license is perpetual, but will become void upon the occurrence of (i) our breach of any agreement with Alto or Wendell Brown, the inventor of such technology, (ii) insolvency or filing of bankruptcy by us, or (iii) challenge of the titles or rights of such technology by any party. Wendell Brown, who owns 18.9% of our common stock, is the sole owner and president of Alto.

PART II

ITEM 1. MARKET OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

Our articles of incorporation, as amended to date, authorizes us to issue up to 97,500,000 shares of common stock and no shares of preferred stock. As of December 12, 2005, we had 18,788,494 shares of common stock issued and outstanding.

Holders of our common stock are entitled to one vote for each share on all matters to be voted on by our stockholders. Holders of our common stock do not have any cumulative voting rights. Common stockholders are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available for dividends. Holders of common stock do not have any preemptive right to purchase shares of common stock. There are no conversion rights or sinking fund provisions for our common stock.

Principal Market and Market Prices

Our common stock is quoted on the over-the-counter market on the OTC Electronic Bulletin Board, under the symbol “UPSN.OB.”On November 8, 2004 the National Association of Securities Dealers ("NASD") cleared us for quotation. Prior to this period, there was no public trading market for our securities. The following table sets forth, for the periods indicated, the high and low bid prices of our share of common stock, adjusted for the 1.3 for 1 forward stock split effected on November 7, 2005.

2004	Low	High
Quarter ended March 31	$0.00	$0.00
Quarter ended June 30	0.00	0.00
Quarter ended September 30	0.00	0.00
Quarter ended December 31	0.00	0.00

2005
Quarter ended March 31	1.50	1.50
Quarter ended June 30	1.15	0.77
Quarter ended September 30	1.54	0.77
Quarter ended December 31	1.54	3.22
(through December 12)

The volume of trading in our common stock has been limited and the bid prices as reported may not be indicative of the value of our common stock or of the existence of an active trading market. These over-the-counter market quotations may not necessarily represent actual transactions; they reflect inter-dealer prices without retail markup, markdown or commissions.

When the trading price of our common stock is below $5.00 per share, as it currently is, our common stock is considered to be a "penny stock" that is subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g- 9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the broker-dealers’ and sales representatives compensation; and (d) providing to customers monthly account statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that may Affect Future Operating Results” for more information regarding penny stocks.

Approximate Number of Holders of Our Common Stock

On December 27, 2005, there were approximately 124 stockholders of record of our common stock.

Dividend Policy

We have never declared dividends or paid cash dividends. We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Options

As of December 27, 2005 we have no issued or outstanding options.

Series A Warrants and other Warrants

As of the date of this report, there are 2,384,668 series A warrants outstanding that give the holders thereof the right to acquire 2,384,668 shares of our common stock, in the aggregate, at an exercise price of $1.50 per share. The series A warrants have a term of 12 months. These warrants are subject to early expiration and must be exercised in its entirety within 60 days from the first day immediately after the last day of the 10 consecutive trading day period if (i) our common stock’s bid price closes above the series A warrant exercise price, or $1.50, for more than 10 consecutive trading days, and (ii) our cumulative trading volume within the last ten period is at least 2 times the number of cumulative series A warrant shares which are outstanding and unexercised during that period. If we declare a dividend upon the common stock (whether payable out of earnings or earned surplus or otherwise), then we have to pay to the holder of the series A warrants an amount equal to the dividend payment which would have been paid to such holder had all of the holder’s unexercised series A warrants outstanding on the record date for determining the amount of dividend payments to be paid to our security holders been exercised as of the close of business on the trading day immediately before such record date.

We have also issued:

•
Series B warrants for the purchase of 1,500,000 and 700,000 shares of our common stock to Sundar Communications and ExecutivesCorner LLC, respectively. These warrants are fully vested and have an exercise price of $1.10 per share and a term of five years. A condition on the exercise of series B warrants is that the series A warrants must be exercised in its entirety. If the series A warrants have been exercised and our common stock trades about the exercise price of series B warrant for more than 10 days with 10 day total trading volume at least 2 times the number of series B warrant shares outstanding, then the series B warrant holders must exercise their warrants within 120 days.

•
Warrants for the purchase of 560,000 shares of our common stock to Viant Capital LLC. These warrants are fully vested and have an exercise price of $0.90 per share and a term of five years. These warrants are subject to early expiration and must be exercised in their entirety within 90 days after the mandatory exercise provision of the series B warrants has been triggered.

Shares Eligible for Future Sale

As of December 12, 2005, we had outstanding 18,788,494 shares of common stock, of which 10,908,900 shares constituting a controlling interest in the Company were acquired by Tony Philipp, our CEO and President, Wendell Brown, a founder of UpSnap USA and Richard Jones, our Secretary and Vice President of Content, in connection with our reverse acquisition of UpSNAP USA on November 15, 2005.

Under Rule 144 of the Securities Act, any of our “affiliates” (officers, directors or 10% shareholders) and any person or persons whose sales are aggregated and who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding any sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates, who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding any sale.

The 10,908,900 outstanding restricted securities held by Mr. Jones, Mr. Brown and Mr. Philipp are subject to the sale limitations imposed by Rule 144. The availability of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities. (See “Plan of Operations - Risk Factors that may affect Future Operating Results.”)

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Nevada Agency & Trust Company, 50 West Liberty Street, Suite 880 Reno, NV 89510.

ITEM 2. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On October 20, 2005, Bedinger & Company or Bedinger was appointed as our independent auditor for the period ended September 30, 2005. At such time, Moen & Company was dismissed as our independent auditor. The decision to change auditors was approved by our Board of Directors on October 17, 2005.

The report of Moen & Company on our financial statements for either of the two most recent completed fiscal years did not contain any adverse opinion or disclaimer or opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our most recent completed fiscal years and during the subsequent period or the Reporting Periods, with respect to the financial statements, there were no disagreements with Moen & Company on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moen & Company, would have caused it to make reference to the subject matter of the disagreements in connection with its report with respect to the financial statements of the Reporting Periods.

During the Reporting Periods, there were no “reportable events” as such item is described in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act, with respect to the financial statements.

During the Reporting Periods, we did not consult with Bedinger & Company with respect to the financial statements regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as such term is described in Item 304(a)(1)(v) of Regulation S-K), or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

We furnished a copy of this disclosure to Moen & Company and requested that Moen & Company furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. The letter from Moen & Company is filed as Exhibit 16.1 to our current report on Form 8-K filed on October 24, 2005, as amended on November 7, 2005.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On November 3, 2005, our board of directors and a majority in interest of our stockholders approved, by written consent, amendments to our articles of incorporation. The amendment to our articles of incorporation effected (1) a forward split of our common stock on a 1.3 for 1 basis, (2) the change of our name to Upsnap, Inc., and (3) the increase of our authorized capital stock from $75,000,000 to 97,500,000 shares.

PART F/S

FINANCIAL STATEMENTS.

On December 20, 2005 we changed the name of our subsidiary Up2004Snap, Inc., to UpSNAP, USA, Inc.

The audited financial statements for UpSNAP, Inc. (formerly Manu Forti Group, Inc.) for the transition period beginning April 1, 2005 and ended September 30, 2005, and for the period from July 25, 2003 (inception) to March 31, 2005, and the reports thereon of Bedinger & Company (with respect to the six months ended September 30, 2005) and Moen and Company (for the period from July 25, 2003 (inception) through March 31, 2005) are included in this transition report following the signature page.

The audited financial statements of Up2004Snap for the fiscal year ended September 30, 2005 and for the period from April 6, 2004 (inception) to September 30, 2004, and the reports thereon by Bedinger & Company (with respect to the fiscal year ended September 30, 2005) and Beckstead & Watts, LLP (for the period from April 6, 2004 (inception) through September 30, 2004) are included in this transition report following the signature page.

PART III

ITEM 1. INDEX TO EXHIBITS

The following exhibits are included as part of this Transition Form 10-KSB.

Exhibit No.	Description
2.1
Share Exchange Agreement, dated November 15, 2005, among the registrant and the former stockholder of Up2004Snap (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 6, 2005)

3.1
Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Nevada on July 25, 2003 (incorporated by reference to Exhibit 3.1 in our Registration Statement SB-2 filed on September 18, 2003)

3.2	Certificate of Amendment filed on November 7, 2005 (incorporated by reference to Exhibit 3.1 in our Form 8-K filed on November 16, 2005)

3.3	Bylaws of the registrant adopted on July 25, 2003 (incorporated by reference to Exhibit 3.2 in our Registration Statement SB-2 filed on September 18, 2003)

10.1	Form of Subscription Agreement for September 2005 Private Placement (incorporated by reference to Exhibit 10.1 in our quarterly report for the fiscal period ended on September 2005)

10.2	Form of Registration Rights Agreement for September 2005 Private Placement (incorporated by reference to Exhibit 10.2 in our quarterly report for the fiscal period ended on September 2005)

10.3
Debt Conversion Agreement, dated October 31, 2005, among the Company, 518464 B.C. Ltd., Art Mapp Communications, inc., Jason Sundar, and Yvonne New. (incorporated by reference to Exhibit 10.3 in our quarterly report for the fiscal period ended on September 2005)

10.4	Form of Series A Warrant (incorporated by reference to Exhibit 10.4 in our quarterly report for the fiscal period ended on September 2005)

10.5	Form of Series B Warrant (incorporated by reference to Exhibit 10.5 in our quarterly report for the fiscal period ended on September 2005)

10.6	Directors and Officers Insurance Policy, dated October 18, 2005

10.7	Assignment of Patent Application, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc.

14	Code of Ethics

21	List of subsidiaries of the registrant

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this transition report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: December 27, 2005

Upsnap, Inc.

	By:	/s/ Tony Philipp
Tony Philipp Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tony Philipp Tony Philipp	Chairman, CEO and President	December 27, 2005
/s/ Paul C. Schmidt Paul C. Schmidt	CFO	December 27, 2005
/s/ Richard Jones Richard Jones	Director	December 27, 2005

UPSNAP, Inc.

(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

REPORT ON AUDIT OF FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2005
AND YEAR ENDED MARCH 31, 2005

AND FOR THE PERIOD JULY 25, 2003
(INCEPTION OF THE DEVELOPMENT STAGE)
TO SEPTEMBER 30, 2005

PAGE

Report of Independent Registered Public Accounting Firm	F-3

FINANCIAL STATEMENTS

Balance Sheet	F-4

Statements of Operations and Accumulated Deficit	F-5

Statements of Stockholders’ Equity	F-6

Statements of Cash Flows	F-78

Notes to the Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
UpSNAP, Inc.
(Formerly Manu Forti Group, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of UpSNAP, Inc. (Formerly Manu Forti Group, Inc.) (A Development Stage Company) (the “Company”), as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the six months ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of UpSNAP, Inc. (formerly Manu Forti Group, Inc.) (A Development Stage Company) as of March 31, 2005, for the period then ended, and for the period July 25, 2003 (Date of Inception) to March 31, 2005, were audited by other auditors whose report dated May 31, 2005, expressed an unqualified opinion on the financial statements, with an explanatory paragraph regarding the organization’s ability to continue as a going concern.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of UpSNAP, Inc. (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bedinger & Company
Certified Public Accountants
Concord, California
December 9, 2005

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2005 AND MARCH 31, 2005
	September 30,	March 31,
	2005	2005
ASSETS
CURRENT ASSETS
Cash	$1,305,318	$114,742
Prepaid expenses		5,000
Loan receivable (Note B)	180,000

TOTAL CURRENT ASSETS	1,485,318	119,742

TOTAL ASSETS	$1,485,318	$119,742

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,685	$6,320
Loans from shareholders (Note D)	135,200	203,374
Accrued interest on loans from shareholders (Note D)	10,163	2,030
TOTAL CURRENT LIABILITIES	150,048	211,724

STOCKHOLDERS' EQUITY (Note E)

Common stock, par value $.001, 75,000,000 shares authorized; issued and outstanding 4,013,100 at September 30, 2005	4,013	3,087
Additional paid-in capital	137,799	138,725
Common stock subscribed	1,470,377	—
Deficit accumulated during the development stage	(276,919)	(233,794)
TOTAL STOCKHOLDERS' EQUITY	1,335,270	(91,982)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,485,318	$119,742

See Footnotes to Financial Statements

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2005, YEAR ENDED MARCH 31, 2005 AND
THE PERIOD JULY 25, 2003 (INCEPTION) to SEPTEMBER 30, 2005
	Six Months Ended September 30,	Year Ended March 31,	July 25, 2003 (Inception) to September 30,
	2005	2005	2005
General & administrative expenses
Audit fees	$1,652	$18,506	$21,598
Bad debts			63,000
Bank charges and interest	7,717	9,578	17,594
Consulting fees	27,563	49,000	78,563
Geological report		8,595	12,895
Legal expenses	2,574	9,066	60,469
Transfer agent and filing fees	245	3,506	4,951
Website development costs		1,500	13,500
Office cost	75		75
Licenses and permits	700		700
Rent	1,500		1,500
Travel	1,099		1,099
Incorporation costs written off			975

Net loss	$(43,125)	$(99,751)	$(276,919)

Net (loss) per common share basic and diluted	$(0.013)	$(0.038)

Weighted average common shares outstanding
Basic and diluted	3,269,612	2,634,083

The average shares listed below were not included in the
computation of diluted losses per share because to do so
would have been antidilutive for the periods presented:
Warrants	59,132	—

See Footnotes to Financial Statements

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
THE PERIOD JULY 25, 2003 (INCEPTION) to SEPTEMBER 30, 2005
	Common Stock
	Shares	Amount	Subscribed	Additional Paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance, July 25, 2003		$—		$—	$—	$—
Shares issued (July 29, 2003)	2,000,000	2,000		—		2,000
Stock subscribed			15,000			15,000
Net loss					(134,043)	(134,043)
Balance, March 31, 2004	2,000,000	2,000	15,000	—	(134,043)	(117,043)

Shares issued for cash ($0.10 per share)	1,187,000	1,187		117,513		118,700
Share Subscriptions issued ($0.10 per share)	150,000	150		14,850		15,000
Stock subscribed			(15,000)			(15,000)
Interest foregone on loan from shareholder				6,112		6,112
Founder stock cancelled	(250,000)	(250)		250		—
Net loss					(99,751)	(99,751)
Balance, March 31, 2005	3,087,000	$3,087	$—	$138,725	$(233,794)	$(91,982)

1.3 : 1 forward stock split	926,100	926		(926)		—
Common stock subscribed			1,470,377			1,470,377
Net loss					(43,125)	(43,125)
Balance, September 30, 2005	4,013,100	$4,013	$1,470,377	$137,799	$(276,919)	$1,335,270

See Footnotes to Financial Statements

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2005, YEAR ENDED MARCH 31, 2005, and
THE PERIOD JULY 25, 2003 (DATE OF INCEPTION)TO SEPTEMBER 30, 2005
	Six Months Ended September 30,	Year ended March 31,	July 25, 2003 (Inception) to September 30,
	2005	2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,125)	$(99,751)	$(276,919)
Adjustments to reconcile net loss
to net cash used by operating activities:
Bad debts			63,000
Interest foregone on loan from shareholder,
added to additonal paid-in-captial		6,112
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Prepaid expenses	5,000	(5,000)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	2,421	(22,980)	8,741
NET CASH USED FOR OPERATING ACTIVITIES	(35,704)	(121,619)	(205,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments
Loans receivable	(180,000)		(243,000)
NET CASH USED FOR INVESTING ACTIVITIES	(180,000)	—	(243,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock		133,700	135,700
Share subscriptions	1,470,377	(15,000)	1,470,377
Loans from shareholders, net	(64,097)	103,530	141,307
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,406,280	222,230	1,747,384
NET INCREASE IN CASH	1,190,576	100,611	1,299,206
CASH, beginning of period	114,742	14,131	—
CASH, end of period	$1,305,318	$114,742	$1,299,206

Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Other non-cash investing and financing activities:
Shares issued for services	$—	$—	$—

See Footnotes to Financial Statements

UPSNAP, INC.

NOTES TO FINANCIAL STATEMENTS

(FOR SIX MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED MARCH 31, 2005
AND FOR THE PERIOD JULY 25, 2003 TO SEPTEMBER 30, 2005)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. ORGANIZATION

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

On August 24, 2005, the Company entered into a binding Letter of Intent (LOI) with Up2004Snap, Inc., (A Development Stage Company) a privately held provider of mobile search services. Up2004Snap, Inc. is bridging the gap between the Internet and the more than 160 million text-enabled cell phones in the U.S. with its patent-pending technology. Pursuant to the LOI, the Company committed to raise up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00).

On August 26, 2005, in anticipation of a successful business combination with Up2004Snap, Inc., the Company’s board approved a name change from Manu Forti Group, Inc. to UpSNAP, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LOSS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method.

UPSNAP, INC.

NOTES TO FINANCIAL STATEMENTS

(FOR SIX MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED MARCH 31, 2005
AND FOR THE PERIOD JULY 25, 2003 TO SEPTEMBER 30, 2005)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSACTIONS

The functional and reporting currency is the United States dollar. The financial statements are presented in United States dollars. Foreign assets, liabilities and equity accounts are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the period. The gain or loss on translation is reported as a separate component of stockholders’ equity and is not recognized in net income. Capital accounts are translated at their historical exchange rates when the capital stock is issued. The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents.

ISSUANCE OF COMMON STOCK

The issuance of common stock for other than cash is recorded by the Company at management’s estimate of the fair value of the assets acquired or services rendered.

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

UPSNAP, INC.

NOTES TO FINANCIAL STATEMENTS

(FOR SIX MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED MARCH 31, 2005
AND FOR THE PERIOD JULY 25, 2003 TO SEPTEMBER 30, 2005)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES (Continued)

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

Impact of Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have any impact on the Company’s financial condition or results of operations.

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

UPSNAP, INC.

NOTES TO FINANCIAL STATEMENTS

(FOR SIX MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED MARCH 31, 2005
AND FOR THE PERIOD JULY 25, 2003 TO SEPTEMBER 30, 2005)

NOTE B - LOAN RECEIVABLE

During September 2005, the Company remitted $180,000 to Up2004Snap, Inc. for operating capital. The Company anticipates forgiving the loan upon consummation of the merger with Up2004Snap, Inc. (See NOTE E).

NOTE C - NET OPERATING LOSS CARRY FORWARD

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At March 31, 2004 a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $33,915 to $79,490 for the year ended March 31, 2005, assuming a tax rate of 34%. For the six months ended September 30, 2005 the valuation allowance increased by $14,662 to $94,152, assuming a tax rate of 34%.

Year of Loss	Amount	Expiration Date
September 30, 2005	$43,125	September 30, 2025
March 31, 2005	99,751	March 31, 2025
March 31, 2004	134,043	March 31, 2024
	$276,919

The expiration dates for U.S. net operating losses (NOL) may be extendable under Section 381 of the U.S. Internal Revenue Code.

NOTE D - LOANS FROM SHAREHOLDERS

The Company currently has $135,200 and $203,374 in shareholder loans payable and $10,163 and $2,030 in related accrued interest expense as of September 30, 2005 and March 31, 2005, respectively. Interest expense on the outstanding loans for the six months and year ended September 30, 2005 and March 31, 2005 was $8,133 and $2,030, respectively. The loans accrue interest at 12% per annum, are unsecured and have no specific terms of repayment.

All debt and accrued interest was approved for conversion to common stock subsequent to year end (See NOTE J).

On May 2, 2005, the principal amount of a shareholder loan from Steve McManaman for $101,874 was repaid in full.

UPSNAP, INC.

NOTES TO FINANCIAL STATEMENTS

(FOR SIX MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED MARCH 31, 2005
AND FOR THE PERIOD JULY 25, 2003 TO SEPTEMBER 30, 2005)

NOTE E - COMMON STOCK

On July 29, 2003, the Company issued 2,000,000 founders shares at par or $0.001.

On September 1, 2004, upon the completion of an SB-2 registration and offering, the Company issued 1,337,000 shares of common stock in exchange for $133,700, or $0.10 per share.

On January 21, 2005 250,000 founder shares were returned and canceled leaving 3,087,000 shares outstanding as March 31, 2005.

On August 28, 2005, the Board approved a 1.3 for 1 forward stock split which was approved by a majority of the existing shareholders. The forward stock split resulted in an additional 926,100 shares bringing the total share outstanding as of September 30, 2005 to 4,013,100.

On August 24, 2005, the Company entered into a binding LOI with Up2004Snap, Inc. The terms of the LOI required the Company to raise up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00) Dollars in equity financing. During September 2005, the Company received $1,470,377 in exchange for 1,633,752 shares of common stock, or $0.90 per share. Each purchaser of a share in the private placement also received one non-transferable series A warrant with an exercise price of $1.50 and a term of twelve months. As of September 30, 2005 no shares related to the placement were issued. Accordingly, the Company recorded these funds to Common Stock Subscribed. The Company has included the shares to be issued in the placement in the weighted average share calculation for EPS purposes.

UPSNAP, INC.

NOTES TO FINANCIAL STATEMENTS

(FOR SIX MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED MARCH 31, 2005
AND FOR THE PERIOD JULY 25, 2003 TO SEPTEMBER 30, 2005)

NOTE F - WARRANTS

At September 30, 2005, pursuant to the private placement described in Note E, the Company had 1,633,752 Series A Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Series	Warrants	Warrant	Date

A	100,000	$ 1.50	9/9/2006
A	100,000	$ 1.50	9/13/2006
A	12,500	$ 1.50	9/20/2006
A	12,500	$ 1.50	9/20/2006
A	72,000	$ 1.50	9/21/2006
A	25,000	$ 1.50	9/22/2006
A	125,002	$ 1.50	9/22/2006
A	25,000	$ 1.50	9/23/2006
A	87,500	$ 1.50	9/23/2006
A	100,000	$ 1.50	9/23/2006
A	12,500	$ 1.50	9/26/2006
A	25,000	$ 1.50	9/26/2006
A	50,000	$ 1.50	9/26/2006
A	525,000	$ 1.50	9/26/2006
A	22,000	$ 1.50	9/27/2006
A	27,750	$ 1.50	9/27/2006
A	150,000	$ 1.50	9/27/2006
A	22,000	$ 1.50	9/28/2006
A	25,000	$ 1.50	9/28/2006
A	115,000	$ 1.50	9/29/2006
Total	1,633,752

NOTE G - RELATED PARTY TRANSACTIONS

In June 2005, the Company entered into an administrative consulting agreement with Todd M. Pitcher to manage and administrate the operations and regulatory requirements of the Company. During the six months ended September 30, 2005, the Company paid Mr. Pitcher $13,000.

In July 2005, the Company entered into a professional services agreement with Justin Frere to perform certain accounting services on behalf of the Company. During the six months ended September 30, 2005, the Company paid Mr. Frere $7,500.

UPSNAP, INC.

NOTES TO FINANCIAL STATEMENTS

(FOR SIX MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED MARCH 31, 2005
AND FOR THE PERIOD JULY 25, 2003 TO SEPTEMBER 30, 2005)

NOTE H - GOING CONCERN AND MANAGEMENT’S PLANS

The Company has incurred losses since inception of $276,919 to September 30, 2005 and has had no revenue from operations. There can be no assurance that the Company will continue as a going concern. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flow to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE I - CONCENTRATION OF CREDIT RISK

The Company has deposits of $1,205,919 in a bank in excess of federally insured limits at September 30, 2005. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be a calculated risk.

NOTE J - SUBSEQUENT EVENTS

From September 30, 2005 through October 31, 2005 the company received an additional $675,823 pursuant to the September 2005 private placement memorandum. All shares were issued October 31, 2005.

In October, 2005, the company issued to two investor relations firms, in consideration of services provided by those firms, a total of 2,200,000 series B warrants to purchase an equal number of shares of the company's common stock. These warrants have an exercise price of $1.10 and expire in five years.

On October 31, 2005 the Board of Directors voted to amend the September 2005 private placement memorandum to accept the oversubscribed amount of $166,200.

On October 31, 2005, the Board of Directors voted to convert the existing shareholder debt totaling $145,363 in principal and accrued interest to common stock. Common stock was issued November 11, 2005.

On November 15, 2005, the Definitive Share Exchange Agreement was duly signed. 11,730,000 shares of common stock were issued to the former stockholder’s of Up2004Snap, Inc. Additionally, 370,000 shares of common stock and 560,000 warrants were issued to Viant Capital, LLC in consideration for services provided.

UPSNAP, INC.

NOTES TO FINANCIAL STATEMENTS

(FOR SIX MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED MARCH 31, 2005
AND FOR THE PERIOD JULY 25, 2003 TO SEPTEMBER 30, 2005)

NOTE K - PRO FORMA FINANCIAL INFORMATION

UpSNAP, Inc. (formerly Manu Forti Group, Inc.) (Company), a publicly traded shell company approved for trading on the OTC Bulletin Board (previously an exploration stage company), was incorporated in the state of Nevada, on July 25, 2003. The Company contracted to acquire a mineral property interest but was unable to determine whether the property contained mineral resources that were economically recoverable and subsequently ceased all mining related activities.

On August 24, 2005, the Company entered into a binding Letter of Intent (LOI) with Up2004Snap, Inc., a development stage company incorporated April 6, 2004 (Inception) and privately held leading provider of mobile search, with headquarters in San Francisco, California. Up2004Snap, Inc. is bridging the gap between the Internet and cell phones with solutions that leverage the built-in SMS capabilities of the more than 160 million text-enabled cell phones in the U.S. Up2004Snap, Inc.’s patent-pending technology combines unique wireless search, VoIP and natural language commands to deliver premium services to mobile phones. Pursuant to the LOI, the Company effected a “firm commitment” round of equity financing up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00) Dollars, hereinafter referred to as the Private Placement Memorandum (PPM). Pursuant to the PPM, during September, 2005, the Company received $1,470,377 in exchange for 1,633,752 shares of common stock at $0.90 per share. Each share purchased pursuant to the PPM has one non-transferable Series A Warrant attached with an exercise price of $1.50 and a term of twelve months. At September 30, 2005 no shares were issued in connection with the PPM, and the funds received have been treated as common stock subscribed

In October, 2005 the Company, a corporation incorporated under the laws of the State of Nevada entered into a definitive share exchange agreement with all of the shareholders of Up2004Snap, Inc., a corporation also incorporated under the laws of the State of Nevada. Under the terms of the agreement the Company shall issue 11,730,000 shares of its common stock for all of the issued and outstanding stock of Up2004Snap, Inc. In addition, there are being issued 370,000 shares to Viant Capital LLC for investment banking services rendered to the Company. These shares together with shares issued in debt conversions, private placement and the forward split of the stock bring the total outstanding to 18,788,494 shares. The exchange has been accounted for as a recapitalization effected through a reverse merger, wherein Up2004Snap, Inc. is considered the acquirer (Parent) for accounting and financial reporting purposes. In anticipation of a successful merger, the Company’s Board of Directors approved a name change from Manu Forti Group, Inc. to UpSNAP, Inc. on November 3, 2005.

The unaudited pro forma consolidating financial statements give effect to the acquisition as if it had occurred at October 1, 2004 and October 1, 2003. The unaudited pro forma consolidating financial statements are based on available information and the assumptions and adjustments described in the accompanying notes. The unaudited pro forma consolidating financial statements do not purport to represent what the results of operations actually would have been if the events described had occurred as of the dates indicated or what such results will be for any future periods.

The combining companies have different year ends. However, the reporting entity UpSNAP, Inc. (formerly Manu Forti Group, Inc.) whose year end has been March 31 intends to changes its year end to September 30, which is the year end of the private entity Up2004Snap, Inc. which is the surviving entity.

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED PRO FORMA BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005

	Up2004SNAP, Inc.	UpSNAP, Inc. (fka Manu Forti)			September 30, 2005
	September 30,	September 30,		Pro Forma	Pro Forma
	2005	2005		Entries	Consolidated
CURRENT ASSETS:
Cash	$175,611	$1,305,318	(2)	$2,146,233	$3,627,162
Loans receivable from Up2004SNAP, Inc.	—	180,000	(1)	(180,000)	—
Prepaid expenses	3,000	—			3,000
Total assets:	$178,611	$1,485,318		$1,966,233	$3,630,162

CURRENT LIABILITIES:
Accounts payable and accrued liabilites	$18,009	$4,685			$22,694
Accrued interest	163	10,163			10,326
Due <from> to related entity					—
Notes payable					—
Notes payable to UpSNAP, Inc.	180,000		(1)	(180,000)	—
Notes payable to shareholders	16,500	135,200			151,700
					—
Total liabilities:	214,672	150,048		(180,000)	184,720

STOCKHOLDERS' EQUITY:
Common stock $.0001 par value;
25,000,000 shares authorized,
9,999,999 shares issued and outstanding	1,000		(3)	(1,000)	—

Common stock $.001 par value;
75,000,000 shares authorized,
18,788,494 shares issued and outstanding		4,013	(2),(3)	14,775	18,788

Additional paid-in capital	148,999	137,799	(2),(3)	1,975,451	2,262,249

Common stock subscribed		1,470,377			1,470,377
Deficit accumulated during
the development stage	(186,060)	(276,919)	(3)	157,007	(305,972)

	(36,061)	1,335,270		2,146,233	3,445,442
Total stockholders' equity
and liabilities:	$178,611	$1,485,318		$1,966,233	$3,630,162

(1)	To eliminate the advance from UpSNAP, Inc. to Up2004Snap, Inc.

(2)	To reflect shares issued in connection with Private Placement Memo

(3)	To reflect total shares issued in connection with Private Placement Memo and acquisition of UpSNAP, Inc. by Up2004Snap, Inc. accounted for as a recapitalization effected through a reverse merger.

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.
(A DEVELOPMENT STAGE COMPANY
CONSOLIDATED PRO FORMA STATEMENT OF REVENUE AND EXPENSE (UNAUDITED)
YEAR ENDED SEPTEMBER 30, 2005

	Up2004SNAP, Inc.	UpSNAP, Inc.	Consolidated
	10/1/2004	10/1/2004	10/1/2004
	through	through	through
	9/30/2005	9/30/2005	9/30/2005

Revenue	$—	$—	$—

Expenses
Research and development	104,086		104,086
Business development	38,084		38,084
General and administrative	16,416	119,912	136,328
Total expenses	158,586	119,912	278,498

Net (loss)	$(158,586)	$(119,912)	$(278,498)

Net (loss) per common share
Basic and diluted		$(0.008)	$(0.018)

Weighted average common shares outstanding:
Basic and diluted, as if stock split occurred at beginning of year and
includes subscriptions received in September		4,149,246	4,149,246
Shares to be issued for acqusition		11,730,000	11,730,000
Total Weighted average common shares outstanding
Basic and diluted		15,879,246	15,879,246

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED PRO FORMA BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2004

	Up2004SNAP, Inc.	UpSNAP, Inc. (fka Manu Forti)			September 30, 2004
	September 30,	September 30,		Pro Forma	Pro Forma
	2004	2004		Entries	Consolidated
CURRENT ASSETS:
Cash	$—	$84,317	(1)	$2,146,200	$2,230,517
Total assets:	$—	$84,317		$2,146,200	$2,230,517

CURRENT LIABILITIES:
Accounts payable and accrued liabilites	$—	$3,750			$3,750
Notes payable to shareholders		101,874			101,874
					—
Total liabilities:	—	105,624		—	105,624

STOCKHOLDERS' EQUITY:

Common stock $.001 par value;
75,000,000 shares authorized,
19,038,494 shares issued and outstanding		3,337	(2)	15,701	19,038

Additional paid-in capital	27,474	132,363	(1),(2)	2,130,499	2,290,336

Common stock subscribed		—			—

Deficit accumulated during
the development stage	(27,474)	(157,007)			(184,481)

	—	(21,307)		2,146,200	2,124,893
Total stockholders' equity
and liabilities:	$—	$84,317		$2,146,200	$2,230,517

(1)	To reflect shares issued in connection with Private Placement Memo

(2)	To reflect total shares issued in connection with Private Placement Memo and acquisition of UpSNAP, Inc. by Up2004Snap, Inc. accounted for as a recapitalization effected through a reverse merger.

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED PRO FORMA STATEMENT OF REVENUE AND EXPENSE (UNAUDITED)
YEAR ENDED SEPTEMBER 30, 2004

	Up2004SNAP, Inc.	UpSNAP, Inc.	Consolidated
	10/1/2003	10/1/2003	10/1/2003
	through	through	through
	9/30/2004	9/30/2004	9/30/2004

Net sales	$—	$—	$—

Expenses
General and administrative	27,474	157,007	184,481
Total expenses	27,474	157,007	184,481

Net (loss)	$(27,474)	$(157,007)	$(184,481)

Net (loss) per common share
Basic and diluted		$(0.011)	$(0.012)

Weighted average common shares outstanding:
Basic and diluted		2,090,583	4,149,246
Shares to be issued for acqusition		11,730,000	11,730,000
Total Weighted average common shares outstanding
Basic and diluted		13,820,583	15,879,246

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT ON AUDIT OF FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
AND
FOR THE PERIOD APRIL 6, 2004
(INCEPTION OF DEVELOPMENT STAGE)
TO SEPTEMBER 30, 2005

PAGE

Report of Independent Registered Public Accounting Firm	F-22

FINANCIAL STATEMENTS

Balance Sheet	F-23

Statements of Operations and Accumulated Deficit	F-24

Statements of Stockholders’ Equity	F-256

Statements of Cash Flows	F-26

Notes to the Financial Statements	F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Up2004Snap, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Up2004Snap, Inc. (A Development Stage Company) (the “Company”), as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Up2004Snap, Inc. (A Development Stage Company) as of September 30, 2004, for the period then ended, and for the period April 6, 2004 (Date of Inception) to September 30, 2004, were audited by other auditors whose report dated October 31, 2005 , expressed an unqualified opinion on the financial statements, with an explanatory paragraph regarding the organization’s ability to continue as a going concern.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Up2004Snap, Inc. (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2005 and 2004, and for the period from April 6, 2004 (Date of Inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bedinger & Company
Certified Public Accountants
Concord, California
December 9, 2005

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004

	September 30
	2005	2004
ASSETS:

Current assets:
Cash	$175,611	$—
Prepaid expenses	3,000
Total current assets	178,611	—

Total Assets	$178,611	$—

LIABILITIES AND STOCKHOLDERS EQUITY:

Current liabilities:
Accounts payable (Note C)	$18,009	$—
Accrued interest payable (Note D)	163
Note payable - shareholder (Note D)	16,500
Note payable - UpSNAP, Inc. (Note D)	180,000
Total current liabilities	214,672	—

Stockholders’ equity <deficit>:
Series A preferred stock; $0.0001 par value; 10,000,000 shares authorized, not shares issued and outstanding	—	—

Common stock; $0.0001 par value; 25,000,000 shares authorized, 9,999,999 shares issued and outstanding	1,000

Additional paid-in capital	148,999	27,474

Deficit accumulated during the development stage	(186,060)	(27,474)
Total Stockholders’ Equity <Deficit>	(36,061)	—

Total Liabilities and Stockholders’ Equity <Deficit>	$178,611	$—

See Footnotes to Financial Statements

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004,
AND THE PERIOD APRIL 6, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
	Year Ended September 30,	April 6, 2004 (Inception) to September 30,	April 6, 2004 (Inception) to September 30,
	2005	2004	2005

Costs and Expenses
Audit fees	2,500		$2,500
Bank charges and Interest	244		244
Consulting fees			—
Marketing and Public relations	9,183	464	9,647
Legal expenses			—
Transfer agent and filing fees			—
Product Development costs	104,086	9,962	114,048
Office cost	12,651	3,115	15,766
Licenses and permits	940		940
Rent			—
Travel	28,982	13,933	42,915

Net <Loss>	$(158,586)	$(27,474)	$(186,060)

Net <Loss> per share	$(0.02)	$—

Weighted average common shares outstanding:
Basic and diluted	7,780,821	—

See Footnotes to Financial Statements

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD APRIL 6, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	during the	Total
	Number of		Number of		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCES April 6, 2004	$—	$—	—	—	—	—	—
Donated capital					27,474		27,474
Net loss						(27,474)	(27,474)
BALANCES September 30, 2004	—	—	—	—	27,474	(27,474)	—

Shares issued during the period
Donated capital					119,525		119,525
Shares issued for cash ($.0003 per share)			9,999,999	1,000	2,000		3,000
Net loss						(158,586)	(158,586)
BALANCES September 30, 2005	—	—	9,999,999	$1,000	$148,999	$(186,060)	$(36,061)

See Footnotes to Financial Statements

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004,
AND THE PERIOD APRIL 6, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
	Year Ended September 30,		April 6, 2004 (Inception) to September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(158,586)	$(27,474)	$(186,060)

CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current liabilities:
Prepaid expenses	(3,000)		(3,000)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	18,009		18,009
Accrued interest payable	163		163
NET CASH USED FOR OPERATING ACTIVITIES	(143,414)	(27,474)	(170,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
	—	—	—
NET CASH USED FOR INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	3,000		3,000
Donated capital	119,525	27,474	146,999
Proceeds from note payable-shareholder	16,500		16,500
Proceeds from note payable-Manu Forti	180,000		180,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	319,025	27,474	346,499

NET INCREASE IN CASH	175,611	—	175,611

CASH, beginning of period	—	—	—
CASH acquired	—	—	—
CASH, end of period	$175,611	$—	$175,611

Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

See Footnotes to Financial Statements

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE A - ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

Up2004Snap, Inc. (the “Company”) was incorporated on April 6, 2004 (Inception) under the laws of the State of Nevada. The Company has headquarters in Davidson, North Carolina.

The Company is a development stage company engaged in the development of technology that will create the first cellular specific directory listings and entertainment platform powered by paid listings and premium services. The Company has no revenues to date and is thus subject to numerous risks, including risks associated with product development and marketing, growth, competition, and attracting and retaining key personnel. The Company plans to launch its service in the USA.

Since inception, the Company has devoted substantially all of its efforts to planning, budgeting and research and development.

On August 24, 2005 UpSNAP, Inc., a corporation formed under the laws of the State of Nevada and the stockholders of the Company entered into a binding letter of intent ("LOI").

The LOI contemplates an acquisition under the terms of which UpSNAP, Inc. will issue 12.1 million shares of its common stock to the Company Stockholders in consideration for 100% of the Company’s shares. Assuming the issuance of 12.1 million shares of UpSNAP, Inc. common stock to the Company’s Stockholders, the holders of the shares of UpSNAP, Inc. common stock prior to the transaction will retain approximately 26% of the equity of the Company subsequent to the transaction. Consummation of the transaction is subject to a number of conditions, including the execution of a definitive agreement, the completion of a satisfactory due diligence investigation by both parties, the entry into certain employment agreements by and among UpSNAP, Inc. and certain stockholders of the Company; and definitive approval by the board of directors of UpSNAP, Inc. of the Purchase Agreement and all transactions and developments contemplated thereby.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

These financial statements have been prepared by management in accordance with accounting principals generally accepted in the United States. The significant accounting principles are as follows:

Development Stage Enterprise

In accordance with Statement of Financial Accounting Standards No. 7, Accounting And Reporting By Development Stage Enterprises, the Company is considered to be in the development stage since it is devoting substantially all of its efforts to establishing a new business and its planned principal operations have not commenced or produced any revenues.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

Research and Development Expenditures

Research and development expenses consist primarily of web hosting and communication expenses. The Company follows the guidelines in Statement of Financial Accounting Standards No. 2, Accounting For Research And Development Costs. Expenditures, including equipment used in research and development activities, are expensed as incurred.

Revenue Recognition

The Company anticipates generating revenues by directing callers who use our directory listings to our advertisers. Revenue will be recognized when the caller is directly connected to our advertiser, on a cost-per-call basis. Cost of revenues consists primarily of revenue share arrangements with the company’s sponsored listings partners in which we will pay a portion of the fees we receive from our advertisers. In addition, the Company will pay fees for callers who utilize the company’s free directory assistance.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

(a)	Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Dividends (Continued)

(b)	Advertising costs

The Company expenses all costs of advertising as incurred. The company has not incurred any advertising costs included in selling, general and administrative expenses as of September 30, 2005.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes, the Company uses an asset and liability approach for financial accounting and reporting for income taxes. The basic principles of accounting for income taxes are: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. We do not believe the adoption of SFAS No. 123 (R) will have a material impact on our financial statements.

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE C - ACCOUNTS PAYABLE

At September 30, 2005 accounts payable consisted of the following:

Vendors payable	$14,441
Board member expense reimbursements payable	3,568
$18,009

NOTE D - NOTES PAYABLE

On August 31, 2005, the Company entered into a $16,500 loan agreement with one of its directors. The short-term note carries no interest and is due upon the Company receiving incoming financing of $1 million or greater. Interest, if imputed, would be immaterial to these financial statements taken as a whole.

The Company entered a $90,000 one-year Note with UpSNAP, Inc. on September 13, 2005 and an additional one-year $90,000 Note on September 14, 2005. The interest rate is 2%, payable annually, at UpSNAP, Inc.’s option in either the Company’s common stock or cash. The Company anticipates forgiveness of the loan upon consummation of the merger with UpSNAP, Inc. Interest accrued for the year ended September 30, 2005 was $163.

NOTE E - STOCKHOLDER’S EQUITY

The Company amended its Articles of Incorporation on December 15, 2004 to increase the authorized number of shares of capital stock from a single class of 75,000 shares of common stock with no par value to 25,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of Series A Preferred stock with a par value of $0.0001 per share.

Common Stock

The Company issued 9,999,999 shares of common stock to its directors on December 20, 2004 for $3,000 of which, $2,000 was paid in cash and $1,000 was paid by director’s reimbursable company expense.

Holders of common stock are entitled to one vote for each share of stock held and the right to share in the dividends and other distributions from the Company according to such holder’s proportionate interest in the issued and outstanding Common Stock of the Company, subject to the rights and preferences of each series of the Company’s preferred stock as may be designated from time to time by the Board of Directors.

The holders of common stock have preemptive rights to purchase shares necessary to maintain each Shareholder’s interest if the Board of Directors authorizes the Company to issue shares of Common Stock or other securities that are exercisable for, convertible into or exchangeable for shares of Common Stock. The Secretary of the Company shall promptly deliver written notice of such authorization to each Shareholder. Each Shareholder shall be permitted to purchase on the terms set forth in such written notice up to that number of shares of Common Stock necessary to maintain such Shareholder's Interest These preemptive rights shall terminate and be of no further force or effect immediately prior to, on and after an Initial Public Offering.

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE E - STOCKHOLDER’S EQUITY (Continued)

Preferred Stock

The company has not made provisions for the rights associated with the Series A Preferred stock.

Donated capital

Donated capital represents Company expenses paid by certain directors of the Company totaling $146,999 during the period from inception to September 30, 2005 (See Note G).

NOTE F - INCOME TAXES

For the twelve month period ended September 30, 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2005, the Company had approximately $186,060 respectively of accumulated federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

The components of the Company’s deferred tax asset are as follows:

As of September 30
2005
Deferred tax assets:
Net operating loss carryforwards	$186,060
Total deferred tax assets	186,060

Net deferred tax assets before valuation allowance	186,060
Less: Valuation allowance	(186,060)
Net deferred tax assets	$-0-

For financial reporting purposes, the Company has incurred a loss since its inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Twelve Month Period Ended September 30
2005
Federal and state statutory rate	$63,260
Change in valuation allowance on deferred tax assets	(63,260)
$0

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE G - RELATED PARTY TRANSACTION

On May 1, 2004, the Company executed a $30,000 note with its directors which would allow the Company to borrow from these directors when funds are needed. The note is non-interest bearing, unsecured and is for an 18 month term. The noteholders, upon receipt of incoming financing of $1 million or more by the end of the term, will forgive the note. The company had borrowed $30,000 as of September 30, 2005, however, the note was forgiven and treated as donated capital as of that date (See Note E).

On May 1, 2005, the Company executed a $250,000 note with its directors which would allow the Company to borrow from these directors when funds are needed. The note is non-interest bearing, unsecured and is for a 12 month term. The noteholders, upon receipt of incoming financing of $1 million or more by the end of the tem, will forgive the note. The company had borrowed $116,199 as of September 30, 2005, however, the note was forgiven and treated as donated capital as of that date (See Note E).

Total donated capital at September 30, 2005 amounted to $146,999.

Interest, if imputed, would not be material to the financial statements taken as a whole and has thus not been accrued.

NOTE H - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $186,060, and as of September 30, 2005, has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated no revenue from its planned principal operations. In order to obtain the necessary capital, the Company is planning on raising funds via private placement offerings. If the securities offerings do not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as loans over the next twelve-month period. However, the Company is dependent upon its ability to secure financing, and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE I - CONCENTRATION OF CREDIT RISK

The Company has deposits of $75,611 in a bank in excess of federally insured limits at September 30, 2005. The amount has not been reduced by items recorded in the account not yet clearing the bank.
Management periodically reviews the adequacy and strength of the financial institutions and deems this to be a calculated risk.

UP2004SNAP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE J - ACQUISITION OF UPSNAP, INC.

UpSNAP, Inc. (formerly Manu Forti Group, Inc.) (Subsidiary), a publicly traded shell company approved for trading on the OTC Bulletin Board (previously an exploration stage company), was incorporated in the state of Nevada, on July 25, 2003. The Subsidiary contracted to acquire a mineral property interest but was unable to determine whether the property contained mineral resources that were economically recoverable and subsequently ceased all mining related activities.

On August 24, 2005, the Subsidiary entered into a binding Letter of Intent (LOI) with Up2004Snap, Inc., (the Company). Pursuant to the LOI, the Subsidiary effected a “firm commitment” round of equity financing up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00) Dollars, hereinafter referred to as the Private Placement Memorandum (PPM). Pursuant to the PPM, during September, 2005, the Subsidiary received $1,470,377 in exchange for 1,633,752 shares of common stock at $0.90 per share. Each share purchased pursuant to the PPM has one non-transferable Series A Warrant attached with an exercise price of $1.50 and a term of twelve months. At September 30, 2005 no shares were issued in connection with the PPM.

In October, 2005 the Subsidiary, a corporation incorporated under the laws of the State of Nevada entered into a definitive share exchange agreement with all of the shareholders of the Company, a corporation also incorporated under the laws of the State of Nevada. Under the terms of the agreement the Subsidiary shall issue 11,730,000 shares of its common stock for all of the issued and outstanding stock of the Company. In addition, there are being issued 370,000 shares to Viant Capital LLC for investment banking services rendered to the Company. These shares together with shares issued in debt conversions, private placement and the forward split of the stock bring the total outstanding to 18,788,494 shares. The exchange has been accounted for as a recapitalization effected through a reverse merger, wherein the Company is considered the acquirer (Parent) for accounting and financial reporting purposes. In anticipation of a successful merger, the Subsidiary’s Board of Directors approved a name change from Manu Forti Group, Inc. to UpSNAP, Inc. on November 3, 2005.

NOTE K - SUBSEQUENT EVENTS

Subsequent to year end the Company consummated the Share Exchange Agreement through signing the agreement and the shares were exchanged.

From September 30, 2005 through October 31, 2005 UpSNAP, Inc. (the Subsidiary) received an additional $675,823 pursuant to the September 2005 private placement. All shares were issued October 31, 2005

In October, 2005, the company issued to two investor relations firms, in consideration of services provided by those firms, a total of 2,200,000 series B warrants to purchase an equal number of shares of the company's common stock. These warrants have an exercise price of $1.10 and expire in five years.

On October 31, 2005 the Board of Directors of the Subsidiary voted to amend the September 2005 private placement to accept the oversubscribed amount of $166,200.

On November 15, 2005, the Definitive Share Exchange Agreement was duly signed. 11,730,000 shares of common stock were issued to the former stockholder’s of Up2004Snap, Inc. Additionally, 370,000 shares of common stock and 560,000 warrants were issued to Viant Capital, LLC in consideration for services provided.

EXHIBITS
Exhibit No.	Description

10.6	Directors and Officers Insurance Policy, dated October 18, 2005

10.7	Assignment of Patent Application, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc.

14	Code of Ethics

21	List of subsidiaries of the registrant

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer