Form 10KSB/A
period 2005-09-30
UpSnap, Inc.
filed 2005-12-29
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB/A
AMENDMENT NO.1
(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: ________________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2005 to September 30, 2005

UPSNAP, INC.
(Formerly Manu Forti Group, Inc.)

(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-0118697
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 20836

(Address of Principal Executive Offices)

(919) 412-8132

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 12, 2005: $19,698,985

Common stock, $0.001 par value: $0.001

The number of shares of the registrant's common stock outstanding as of December 12, 2005:  18,788,494 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    Yes ☒ No ☐

EXPLANATORY NOTE

This Amendment is being filed to correct an error that appears in the Consolidated Pro Forma Balance Sheet of the Company as of September 30, 2005. In the column captioned “Pro Forma Entries” on such Balance Sheet, the line item for “Cash” is listed as $2,146,233 but should be $675,856 and the line item for “Common Stock Subscribed” is listed as $0 but should be (1,470,377). In the column captioned “Pro Forma Consolidated” on such Balance Sheet, the line item for “Cash” is listed as $3,627,162 but should be $2,156,785 and the line item for “Common Stock Subscribed” is listed as $1,470,377 but should be $0. We are filing by this amendment an amended Part F/S to the transition report in order to correct this error.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 1 to transition report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: December 29, 2005

Upsnap, Inc.

By:	/s/ Tony Philipp
Tony Philipp
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tony Philipp Tony Philipp	Chairman, CEO and President	December 29, 2005
/s/ Paul C. Schmidt Paul C. Schmidt	CFO	December 29, 2005
/s/ Richard Jones Richard Jones	Director	December 29, 2005

UPSNAP, Inc.

(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

REPORT ON AUDIT OF FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2005
AND YEAR ENDED MARCH 31, 2005

AND FOR THE PERIOD JULY 25, 2003
(INCEPTION OF THE DEVELOPMENT STAGE)
TO SEPTEMBER 30, 2005

TABLE OF CONTENTS

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

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED PRO FORMA BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005

	Up2004SNAP, Inc.	UpSNAP, Inc. (fka Manu Forti)			September 30, 2005
	September 30,	September 30,		Pro Forma	Pro Forma
	2005	2005		Entries	Consolidated
CURRENT ASSETS:
Cash	$175,611	$1,305,318	(2)	$675,856	$2,156,785
Loans receivable from Up2004SNAP, Inc.	—	180,000	(1)	(180,000)	—
Prepaid expenses	3,000	—			3,000
Total assets:	$178,611	$1,485,318		$495,856	$2,159,785

CURRENT LIABILITIES:
Accounts payable and accrued liabilites	$18,009	$4,685			$22,694
Accrued interest	163	10,163			10,326
Due <from> to related entity					—
Notes payable					—
Notes payable to UpSNAP, Inc.	180,000		(1)	(180,000)	—
Notes payable to shareholders	16,500	135,200			151,700
					—
Total liabilities:	214,672	150,048		(180,000)	184,720

STOCKHOLDERS' EQUITY:
Common stock $.0001 par value;
25,000,000 shares authorized,
9,999,999 shares issued and outstanding	1,000		(3)	(1,000)	—

Common stock $.001 par value;
75,000,000 shares authorized,
18,788,494 shares issued and outstanding		4,013	(2),(3)	14,775	18,788

Additional paid-in capital	148,999	137,799	(2),(3)	1,975,451	2,262,249

Common stock subscribed		1,470,377	(2)	(1,470,377)	—
Deficit accumulated during
the development stage	(186,060)	(276,919)	(3)	157,007	(305,972)

	(36,061)	1,335,270		675,856	1,975,065
Total stockholders' equity
and liabilities:	$178,611	$1,485,318		$495,856	$2,159,785

(1)	To eliminate the advance from UpSNAP, Inc. to Up2004Snap, Inc.

(2)	To reflect shares issued in connection with Private Placement Memo

(3)	To reflect total shares issued in connection with Private Placement Memo and acquisition of UpSNAP, Inc. by Up2004Snap, Inc. accounted for as a recapitalization effected through a reverse merger.

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

TABLE OF CONTENTS

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