Form 10KSB/A
period 2005-09-30
UpSnap, Inc.
filed 2006-01-27
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB/A
AMENDMENT NO.2
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: ________________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2005 to September 30, 2005

Commission file number 333-108911

UPSNAP, INC.
(Formerly Manu Forti Group, Inc.)
---------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA ------------------------------	20-0118697 -----------------------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 20836 -------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

(919) 412-8132
-----------------------------------------------------------------------------
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

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    Yes ☒ No ☐

EXPLANATORY NOTE

Upsnap, Inc. is filing this Amendment No. 2 to amend the Reports of Independent Public Accounting Firm issued by Bedinger & Company (the “Reports”) and to add the Reports of Independent Public Accounting Firm issued by Moen and Company and Beckstead & Watts, LLP which were inadvertently left out in the original transitional annual report. The Reports are amended to provide a clearer division of responsibilities between Bedinger & Company and Moen and Company regarding the financial statements of Upsnap, Inc. as of September 30, 2005 and responsibilities between Bedinger & Company and Beckstead & Watts, LLP regarding the financial statements of UpSNAP USA, Inc. as of September 30, 2005. This second amendment also corrects certain inadvertent errors made in the original transitional annual report which incorrectly stated that Upsnap, Inc. licensed a patent-pending technology from Alto Ventures, Inc. when in fact Alto Ventures, Inc. assigned the technology to Upsnap, Inc. This Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Form 10-K.
PART I

Except as otherwise indicated by the context, references in this transition report to “UpSnap,” “we,” “us,” or “our,” are references to the combined business of Upsnap, Inc. and its wholly-owned subsidiary, UpSNAP USA, Inc. or UpSNAP USA. References to “Securities Act” are references to the Securities Act of 1933, as amended and references to “Exchange Act” are references to the Securities and Exchange Act of 1934, as amended.

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

Our Research and Development Efforts

From our inception through the end of 2004, we focused almost exclusively on developing our technology. On June 1, 2005, we secured from Alto Ventures, Inc. a patent-pending technology that combines a highly flexible search and command language with a rich multi-media VoIP back-end that connects merchants that are willing to pay for new customers with consumers that benefit from the free service. Our platform allows a mobile consumer to perform a local search using text messaging. We developed a mobile advertising engine, that allows us to charge merchants to accept incoming phone calls from potential consumers, reversing the current user pays model for 411 based directory assistance services.

We have three employees that are devoted to research and development. Our research and development efforts were initially focused on the development of our base technology and are now focused on enhancements and additions to this technology.

From inception through September 30, 2005, we spent approximately $114,048 on our research and development efforts.

Intellectual Property

On June 1, 2005, we received an assignment from Alto Ventures, Inc. its technology platform “Method for Search Based Request for a Voice Connection with a Cellular Handset” on a worldwide, perpetual basis. Patent for such technology has been filed with the U.S. Patent and Trademarks Office in December 2004 and the patent application is still pending.

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

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We currently have a patent- pending technology. We cannot assure you that the patent application will result in an issued patent, and failure to secure rights under the patent application may limit our ability to protect the intellectual property rights that the application was intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. To date, we are not currently engaged in and have not had any material infringement or other claims pertaining to our intellectual property brought by us or against us in recent years. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims against us which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party's rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income.

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

The following exhibits are included as part of this Transition Form 10-KSB/A.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 2 to transition report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: January 27, 2005

Upsnap, Inc.

By:	/s/ Tony Philipp
Tony Philipp
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Philipp Tony Philipp	Chairman, CEO and President	January 27, 2005

/s/ Paul C. Schmidt Paul C. Schmidt	CFO	January 27, 2005

/s/ Richard Jones Richard Jones	Director	January 27, 2005

TABLE OF CONTENTS

UPSNAP, INC.

PAGE

Report of Independent Registered Public Accounting Firm	F-2-3

FINANCIAL STATEMENTS

Balance Sheet	F-4
Statements of Operations and Accumulated Deficit	F-5
Statements of Stockholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to the Financial Statements	F-8-20

UPSNAP USA, INC.

PAGE

Report of Independent Registered Public Accounting Firm	F-22-23

FINANCIAL STATEMENTS

Balance Sheet	F-24
Statements of Operations and Accumulated Deficit	F-25
Statements of Stockholders’ Equity	F-26
Statements of Cash Flows	F-27
Notes to the Financial Statements	F-28-34

UPSNAP, Inc.

(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)

REPORT ON AUDIT OF FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2005
AND YEAR ENDED MARCH 31, 2005

AND FOR THE PERIOD JULY 25, 2003
(INCEPTION OF THE DEVELOPMENT STAGE)
TO SEPTEMBER 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
UpSNAP, Inc.
(Formerly Manu Forti Group, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of UpSNAP, Inc. (Formerly Manu Forti Group, Inc.) (A Development Stage Company) (the “Company”), as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of UpSNAP, Inc. (Formerly Manu Forti Group, Inc.) (A Development Stage Company) as of March 31, 2005, for the year then ended, and for the period July 25, 2003 (Date of Inception) to March 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the period July 25, 2003 (Date of Inception) to March 31, 2005, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of UpSNAP, Inc. (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended September 30, 2005, and for the period July 25, 2003 (Date of Inception) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company Certified Public Accountants Concord, California December 9, 2005

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

We have audited the accompanying balance sheet of Manu Forti Group, Inc. as of March 31, 2005 and March 31, 2004, and the related statements of operations, retained earnings (deficit), cash flows and changes in stockholders’ equity (deficit) for the year ended March 31, 2005 and the period from inception on July 25, 2003 to March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manu Forti Group Inc, as of March 31, 2005 and March 31, 2004 and the results of its operations and its cash flows for the year ended March 31, 2005 and the period from inception on July 25, 2003 to March 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Moen and Company”
Vancouver, British Columbia, Canada
Chartered Accountants
May 31, 2005

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
FOR THE PERIOD APRIL 6, 2004
(INCEPTION OF DEVELOPMENT STAGE)
TO SEPTEMBER 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Up2004Snap, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Up2004Snap, Inc. (A Development Stage Company) (the “Company”), as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Up2004Snap, Inc. (A Development Stage Company) as of September 30, 2004, and for the period April 6, 2004 (Date of Inception) to September 30, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the period April 6, 2004 (Date of Inception) to September 30, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Up2004Snap, Inc. (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2005, and for the period from April 6, 2004 (Date of Inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company Certified Public Accountants Concord, California December 9, 2005

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying balance sheet of UpSNAP, Inc (the “Company”) (A Development Stage Company), as of September 30, 2004 and the related statement of operations, stockholders’ equity, and cash flows from April 6, 2004 (Inception) to September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with audit standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UpSNAP, Inc (A Development Stage Company) as of September 30, 2004, and the results of its operations and its cash flows for the period April 6, 2004 (Inception) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

October 21, 2005

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