Form 10QSB
period 2005-12-31
UpSnap, Inc.
filed 2006-02-15
CIK 1261019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50560

UPSNAP, INC.
(Exact name of small business issuer as specified in its charter)

(Former name of registrant)

Nevada (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer identification No.)

134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 20836
----------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(919) 412-8132
-----------------------------------------------------------------------------
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes   ☐     No   ☒

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock        Outstanding February 14,2006
Common Stock ($.001 par value)       21,151,324

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended December 31, 2005

Cautionary Statement and Risk Factors that May Affect Future Results

This report and other presentations made by UpSNAP, Inc. (“UPSNAP,” “We” or “Company”) contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will,” “predicts,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning UPSNAP , the performance of the industries in which it does business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

Risks Related to our Business:

•	Our business is difficult to evaluate because we have a limited operating history.
•	We will need to raise additional financing in the foreseeable future to fund our operations. Additional financing may not be available to us on favorable terms or at all.
•	We may have liabilities resulting from predecessor business operations that could have an adverse effect on us.
•	We are dependent upon our executive officers, managers and other key personnel, without whose services our prospects would be severely limited.
•	The mobile search engine market in which we operate is subject to intense competition and we may not be able to compete effectively.
•	We need to significantly expand our distribution channels and since we are basically doing this from scratch it will be very difficult.
•	We plan to build our business through merger with or acquisition of existing technology companies but may not be successful in finding merger or acquisition partners.
•	Merger and Acquisitions bear considerable risk of integration and implementation with the company's core business.
•
Our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties.

•	We have a patent pending for our technology that we are not assured will be granted or if granted will be of value
•
In order to be successful and profitable we must grow rapidly. We expect that rapid growth will put a large strain on our management team and our other resources. We may not have sufficient resources to manage this growth effectively.

•	Changes in the way information is broadcast over both the internet and wireless networks could have an immediate and damaging effect on our business.

Risks Related to our Common Stock:

•	Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders.
•	A limited public market exists for the trading of our securities.
•	We do not intend to pay dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in the Company.
•	A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.
•	Because our stock is considered a penny stock, any investment in our stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, UPSNAP, INC. undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  SELECTED FINANCIAL STATEMENTS

UPSNAP, Inc.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash	$1,715,219
Prepaid	53,978
Other current assets	-

TOTAL CURRENT ASSETS	1,769,197

PROPERTY & EQUIPMENT
Computer equipment	2,761
Less: accumulated depreciation	(208)

NET PROPERTY & EQUIPMENT	2,553

OTHER ASSETS
Security deposits	965

TOTAL ASSETS	$1,772,715

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$76,029
Accrued expenses	110

TOTAL CURRENT LIABILITIES	76,139

STOCKHOLDERS' EQUITY
Common stock, oar value $0.001, 97,500,000 authorized, issued and outstanding 18,788,494 shares at December 31, 2005	18,788
Additional paid-in capital	2,228,485
Deficit accumulated during development stage	(550,697)

TOTAL STOCKHOLDERS' EQUITY	1,696,576

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$1,772,715

The accompanying notes are an integral part of the financial statements.

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004, AND
FOR THE PERIOD APRIL 6, 2004 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	For the three month period ended December 31, 2005	For the three month period ended December 31, 2004	April 6, 2004 (inception) to December 31, 2005

Expenses

Product development	89,779	25,701	203,827

Sales & marketing expenses
Advertising	6,100	-	6,100
Marketing payroll and burden	21,708	-	21,708
Marketing and public relations	18,352	9,045	27,998
	46,160	9,045	55,806
General & administrative expenses
Accounting fees	23,744	-	23,744
Audit and tax preparation fee	29,296	-	31,796
Administrative payroll and burden	32,017	-	32,017
Bank charges	66	10	147
Consulting fees	-	-	-
Depreciation	208	-	208
Insurance	3,782	-	3,782
Investment banking fees	-	-	-
Legal expenses	86,611	-	86,611
Merger costs	5,000	-	5,000
Office cost	5,430	3,843	22,299
Recruiting costs	720	-	720
Rent	2,550	-	2,550
Transfer agent and filing fees	19,952	-	19,952
Travel	19,269	3,836	62,184
Utilities	54	-	54
	228,698	7,689	291,063

Total operating expenses	364,637	42,435	550,697

Net operating income (loss)	(364,637)	(42,435)	(550,697)

Other income and expense
Interest income	-	-	-
Interest expense	-	-	-
NET LOSS	$(364,637)	$(42,435)	$(550,697)

Net loss per share	$(0.03)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	14,082,831	11,730,000

The accompanying notes are an integral part of the financial statements.

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD APRIL 6, 2004 (INCEPTION) to DECEMBER 31, 2005

	Common Stock
	Shares		Additional Paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders Equity (Deficit)
Balances, April 6, 2004
Donated capital		$-	$27,474	$-	$27,474
Stock subscribed
Net loss	-	-	-	(27,474)	(27,474)
Balances, September 30, 2004 (as restated)			27,474	(27,474)	-

Shares issued during the period
Donatated capital			119,525		119,525
Shares issued for cash ($.0003 per share)	12,999,999	1,300	1,700		3,000
Net loss	-	-	-	(158,586)	(158,586)
Balances, September 30, 2005 (as restated)	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with acquisition	5,788,495	17,488	2,079,786		2,097,274
Net loss	-	-	-	(364,637)	(364,637)

Balances, December 31, 2005	18,788,494	$18,788	$2,228,485	$(550,697)	$1,696,576

The accompanying notes are an integral part of the financial statements.

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004, and
FOR THE PERIOD APRIL 6, 2004 (DATE OF INCEPTION)TO DECEMBER 31, 2005

	For the three month period ended December 31, 2005	For the three month period ended December 31, 2004	From April 6, 2004 (inception) to Decmeber 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,637)	$(42,435)	$(550,697)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	208		208
Issuance of shares for acquisition	2,097,274		2,097,274
Elimination of note payable on consolidation	(180,000)		(180,000)
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Prepaid expenses	(50,978)	-	(54,141)
Deposits	(965)		(965)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	57,967	-	76,139
NET CASH USED FOR OPERATING ACTIVITIES	1,558,869	(42,435)	1,387,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,761)	-	(2,761)
NET CASH USED FOR INVESTING ACTIVITIES	(2,761)	-	(2,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	1,000	3,000
Donated capital		48,063	146,999
Proceeds (payments) from note payable - shareholder	(16,500)
Proceeds from note payable - Manu Forti	-	-	180,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(16,500)	49,063	329,999

NET INCREASE IN CASH	1,539,608	6,628	1,715,056
CASH, beginning of period	175,611	-	-
CASH, end of period	$1,715,219	$6,628	$1,715,056

Taxes paid		-
Interest paid		-

Other non-cash investing and financing activities:
Shares issued for services	$791,800	-	$791,800

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to SEC Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on SEC Form 10-KSB for the year ended September 30, 2005.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of December 31, 2005 and the results of their operations for the three months ended December 31, 2005 and 2004 and their cash flows for the three months ended December 31, 2005 and 2004. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

Organization

In November, 2005, UpSNAP, Inc (formerly Manu Forti Group.) completed an acquisition of UpSNAP USA, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein UpSNAP USA, Inc. Inc. is considered the acquirer for accounting and financial reporting purposes (collectively, UpSNAP, Inc. and UpSNAP USA, Inc are referred to hereinafter as the “Company"). The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of UpSNAP USA, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated.

UpSNAP, Inc. (the “Company”) was incorporated on April 6, 2004 (Inception) under the laws of the State of Nevada. For purposes of the financial reporting of our reverse merger acquisition, the date of inception is considered to be April 6, 2004

The Company is a development stage company engaged in the development of technology that will create the first cellular specific directory listings and entertainment platform powered by paid listings and premium services. The Company has no revenues to date and is thus subject to numerous risks, including risks associated with product development and marketing, growth, competition, and attracting and retaining key personnel.

Since inception, the Company has devoted substantially all of its efforts to planning, budgeting and research and development.

On August 26, 2005, UpSNAP, Inc. amended its articles of incorporation by changing the name of the Company from Manu Forti Group, Inc. to “UpSNAP, Inc." to more accurately reflect the nature of its business after the recapitalization and reverse merger.

Pursuant to a definitive share exchange agreement dated November 15, 2005 [as previously filed on SEC Form 8-k on November 16, 2005], UpSNAP, Inc. acquired 100% of the issued and outstanding shares of UpSNAP USA, Inc.

Under the terms of the agreement UpSNAP, Inc. issued 11,730,000 shares of its common stock for all of the issued and outstanding stock of UpSNAP USA, Inc. As a result of the acquisition, the former shareholders of UpSNAP USA, Inc. held immediately after the acquisition 62.4% of the issued and outstanding shares of UpSNAP, Inc.'s common stock. The remaining 37.8% were held by UpSNAP, Inc.’s (formerly Manu Forti Group, Inc.) shareholders.

The consolidated financial statements include the operations of UpSNAP, Inc. from November 15, 2005 through December 31, 2005.

UpSNAP, Inc. changed its year-end to September 30 to coincide with the year-end of UPSNAP USA, Inc.

UpSNAP Inc.'s plan of business is committed to the commercialization activities of UpSNAP USA, Inc.’s products, with an emphasis on broadening its market penetration and building product and brand awareness amongst its target customer base. UpSNAP, Inc. intends to grow its revenue stream through the sale of UpSNAP USA Inc.'s products and services such that it can reasonably support its operating expenses through cash flow.

In order to support its business plan, UpSNAP, Inc. will continue to rely on equity financing, and might also seek debt financing. There can be no assurance that any such additional financing will be available on terms, in amounts, or at timing acceptable to the Company, if available at all.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by management in accordance with GAAP. The significant accounting principles are as follows:

Principles of consolidation

The consolidated financial statements include the accounts of UpSNAP, Inc. since November 15, 2005 and its wholly-owned subsidiary, UpSNAP USA, Inc., which is 100% consolidated in the financial statements. All material inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

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

Property and equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment on a declining balance method at the following rates as applied to net depreciable value:

Computer equipment and software:   30%

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Long-lived assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Advertising costs

The Company expenses all advertising as incurred. From April 6, 2004 (date of inception) through December 31, 2005, the Company incurred approximately $6,100 for advertising expense. For the year ended September 30. 2005 the Company incurred no advertising expense. During the three months ended December 31, 2005 and 2004, the Company incurred approximately $6,100 and $0, respectively for advertising expense.

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

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the affect would be anti-dilutive.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

NOTE C - STOCKHOLDERS’ EQUITY

The Company issued 9,999,999 shares of common stock to its directors on December 20, 2004 for $3,000 of which, $2,000 was paid in cash and $1,000 was paid by director’s reimbursable company expense. The shares issued have been restated to reflect the 1.3 to 1 forward split on August 28, 2005.

Donated capital represents Company expenses paid by certain directors of the Company totaling $146,999 during the period from inception to September 30, 2005.

On August 28, 2005, the Board of Directors of UpSNAP, Inc. approved a 1.3 for 1 forward stock split which was approved by a majority of the existing shareholders. The forward stock split has been retroactively applied and is reflected in the statement of stockholders’ equity.

On November 15, 2005, the closing under the Definitive Share Exchange Agreement occurred. 11,730,000 shares of common stock were issued to the stockholders of UpSNAP USA, Inc. Additionally, 370,000 shares of common stock and 560,000 warrants were issued to an investment banking firm in consideration for services provided.

NOTE D - WARRANTS

At December 31, 2005, the Company had 2,384,668 “A” Warrants outstanding, 2,760,000 “B” warrants outstanding, and 560,000 warrants issued to an investment advisory firm Each outstanding warrant represents the right to purchase one common share for each warrant held as follows:

		Exercise
Warrant	Number of	Price Per	Expiration
Class	Warrants	Warrant	Date

A	1,633,752	$1.50	September 2006
A	750,916	$1.50	October 2006

	2,384,668

B	1,500,000	$1.10	October 2010
B	700,000	$1.10	October 2010
	2,200,000

VIANT	560,000	$0.90	November 2010

Total	5,144,668

NOTE E - INCOME TAXES

For the twelve month period ended September 30, 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $462,979 of accumulated net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

The components of the Company’s deferred tax asset are as follows:

As of September 30
2005
Deferred tax assets:
Net operating loss carryforwards	$462,979
Total deferred tax assets	462,979

Net deferred tax assets before valuation allowance	462,979
Less: Valuation allowance	(462,979)
Net deferred tax assets	$-0-

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
$0

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $550,697, and as of December 31, 2005, has had no revenue from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated no revenue from its planned principal operations. In order to obtain the necessary capital, the Company is planning on raising funds via securities offerings, however, the Company is dependent upon its ability to secure financing, and there are no assurances that the Company will be successful.  Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE G - CONCENTRATION OF CREDIT RISK

The Company has deposits of $1,515,219 in a bank in excess of federally insured limits at December 31, 2005. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Computer hardware Accumulated depreciation	$2,761 (208)
Fixed assets, net	$2,553

NOTE I - COMMITMENTS

On October 1, 2005 the Company began a lease for approximately 700 square feet of office space. The lease extends through September 30, 2006 at a rate of $850 per month. .Future maturities associated with this commitment are as follows:

Year Ended September 30	Amount
2006	$10,200

NOTE J - RELATED PARTY TRANSACTION

The Chairman of the Board of the Company provides services to the Company as its CEO, for monthly compensation of $10,000 and related expenses., The Company pays $10,000 per month in fees to a board member who is providing services related to product content.

NOTE K - SUBSEQUENT EVENTS

On January 6, 2006, we completed the acquisition of substantially all of the assets of XSVoice, Inc., a Tennessee corporation (the "Seller" or "XSVoice"). XSVoice, Inc. is a Nashville, Tennessee-based wireless platform and application developer that, through its proprietary SWInG (Streaming Wireless Internet Gateway) technology, enables mobile access to virtually any type of audio content, including Internet-based streaming audio, radio, television, satellite or other audio source. We also assumed certain liabilities of the Seller relating to the assets acquired. This was reported on 8-k filed January 12, 2006.

In addition to assuming certain liabilities, we paid to the Seller an aggregate purchase price (together with the amounts described in the next paragraph, "Purchase Price") consisting of (i) $198,828.81 in cash, paid to the Seller on the Closing Date (the "Closing Payment"); (ii) an additional $500,000 to be delivered to Seller if and when a majority of our Series A Warrants are exercised or at least $3,200,000 of additional equity capital has been raised by us within 12 months from the Closing Date (the "Warrant Payment" and together with the Closing Payment the "Cash Consideration"). Amounts received in connection with the Warrant Payment will be held and distributed pursuant to the terms of the escrow agreement executed by and among the Seller, our Company and an escrow agent (the "Escrow Agreement"); and (iii) 2,258,470 unregistered shares of our common stock, of which 590,710 shares were delivered to the Escrow Agent to be held and distributed pursuant to the terms of the Escrow Agreement.

The escrow was set up in order to guaranty that certain revenue targets are achieved and to indemnify our company against breaches by the Seller under the Asset Purchase Agreement. The escrowed assets are to be released to the Seller as certain target revenues are achieved by the Business .

In addition, we agreed to pay to Daniels & Associates, L.P. ("Daniels"), as consideration for its investment banking services in connection with the XSVoice transaction, (i) 104,360 unregistered shares of our Common Stock and (ii) $50,000 in cash at the time of the Warrant Payment.

As of the date of this Report, Financial statements for XSVoice and pro forma financial statements of the Company reflecting the XSVoice acquisition are in the preparation stage and will be filed subsequently on a Current Report on Form 8-K. These are material to an understanding of the Company’s financial position.

ITEM 2.  PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

Overview

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

We will generate revenues by charging merchants for consumer search results using a pay-per-call system. Traditionally, for mobile 411 and other information services, the consumer pays. We will also generate revenue through the sale of subscriptions and premium services

We reverse the cellular industry model, allowing consumers to have free access while merchants pay per call. Our VoIP telephony infrastructure activates a premium call-back service from paid listings advertising. Our Directory Assistance and Comparison Shopping Service offer keyword triggered sponsored listings, creating a pay-per-click version of Yellow Pages, optimized for mobile.

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

Our focus will be in the United States, which until recently has lagged the rest of the world in the growth of SMS. We believe that there are two main reasons for the US lagging the rest of the world. First, the U.S. has cheap and accessible local calling which makes it far easier to pick up the phone and talk rather than fumble on a tiny cell-phone with no keyboard. Secondly, until recently, the carriers in the US did not have inter-operability of text (SMS) applications. With the introduction of inter-operability, SMS has experienced a dramatic increase in growth among the 67 million subscribers who actively use SMS services.

Plan of Operation

UpSNAP will aggressively move forward to market and sell its own search technology developed over the course of 2006, as well as acquire and integrate other companies into its business model.

On January 6, 2006, UpSNAP acquired the assets of XSVoice Inc., a provider of streaming media for mobile phones. The acquisition gives UpSNAP a rich portfolio of audio content, which it aims to index and allow mobile consumers to search for, direct from their mobile phones.

During the first and second quarters of 2006, UpSNAP plans to offer a range of compelling premium mobile content from leading brands, using Premium SMS short-codes to promote and bill the service, and our VoIP back end technology, which can scale to millions of consumers.

UpSNAP also plans to offer Premium SMS and audio services for a consumer’s mobile device from partners including NASCAR In-Audio, starting in February 2006, ESPN Radio, Fox News, & over 150 radio stations.

In January 2006, UpSNAP generated gross revenues of approximately $60,000. These are monthly recurring subscription based revenues. In addition, the management expects to derive additional revenue from paid advertising services, as well as the addition of more premium content channels, and expansion to more carriers during the course of 2006.

During the first and second quarters of 2006, UpSNAP aims to put the business relationships in place with mobile operators and media partners to allow it to increase the reach of its services through distribution contracts that will roll-out on the third and fourth quarters of 2006.

In addition, UpSNAP expects to perform significant research and development around mobile search and integration of multi-media content during the course of the next 12 months. UpSNAP may also enter into significant acquisitions, joint ventures, or offshore outsourcing programs to rapidly increase the amount of programming resource available to the company to allow it to continue to innovate in the marketplace.

Financial Condition
From inception to December 31, 2005, we incurred an accumulated deficit of $550,534, and we expect to incur additional losses through the year ending September 30, 2006 and for the foreseeable future. This loss has been incurred through a combination of professional fees and expenses supporting our plans to expand operations, further commercialize our core products and continue to look for opportunities to acquire synergistic businesses.

We have financed our operations since inception primarily through equity financing. Prior to the recapitalization effected by a reverse merger on November 15, 2005, the Company issued 2,384,668 shares of common stock and equal number of series A warrants in a September 2005 Private Placement . Total proceeds from this issuance were $2,146,200 of which the remaining $675,000 was received during the quarter ended December 31, 2005. During the three months ended December 31, 2005, we had a net increase in cash of approximately $234,000. Total cash resources as of December 31, 2005 was $1,715,219.

As of the date of this report, there are 2,384,668 series A warrants outstanding that give the holders thereof the right to acquire 2,384,668 shares of our common stock, in the aggregate, at an exercise price of $1.50 per share. The series A warrants have a term of 12 months. These warrants are subject to early expiration and must be exercised in its entirety within 60 days from the first day immediately after the last day of the 10 consecutive trading day period if (i) our common stock’s bid price closes above the series A warrant exercise price, or $1.50, for more than 10 consecutive trading days, and (ii) our cumulative trading volume within the last ten day period is at least 2 times the number of cumulative series A warrant shares which are outstanding and unexercised during that period. If we declare a dividend upon the common stock (whether payable out of earnings or earned surplus or otherwise), then we have to pay to the holder of the series A warrants an amount equal to the dividend payment which would have been paid to such holder had all of the holder’s unexercised series A warrants outstanding on the record date for determining the amount of dividend payments to be paid to our security holders been exercised as of the close of business on the trading day immediately before such record date.

We have also issued:

•
Series B warrants for the purchase of 2,200,000 shares of our common stock to service providers. These warrants are fully vested and have an exercise price of $1.10 per share and a term of five years. The Series B warrants are subject to earlier expiration and must be exercised within 120 days after the series A warrants have been exercised and our common stock trades above the exercise price of series B warrant for more than 10 days with 10 day total trading volume at least 2 times the number of series B warrant shares outstanding. However, no Series B warrants can be exercised unless the series A warrants have been exercised in their entirety.

•
Warrants for the purchase of 560,000 shares of our common stock to an investment banking firm. These warrants are fully vested and have an exercise price of $0.90 per share and a term of five years. These warrants are subject to early expiration and must be exercised in their entirety within 90 days after the mandatory exercise provision of the series B warrants has been triggered or will lapse.

In addition to our financing plans, our available working capital and capital requirements will depend upon numerous factors, including progress in our distribution and sales of Internet access management solutions, the timing and cost of expanding into new markets, the cost of developing competitive technologies, changes in our existing collaborative and licensing relationships, the resources that we devote to developing new products and commercializing capabilities, that status of our competitors, our ability to establish collaborative arrangements with other organizations, our ability to attract and retain key employees and our need to purchase additional capital equipment.

Our independent registered public accountants, Bedinger and Company have indicated that, based on the Company’s financial statements, there can be no assurance the Company will continue as a going concern. Moreover, Bedinger and Company has noted that the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

The Company's need to raise additional equity or debt financing and the Company's ability to generate cash flow from operations will depend on its future performance and the Company's ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company’s commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

ITEM 3.  CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Tony

Philipp, and our Chief Financial Officer, Paul C. Schmidt (“CFO”). In addition, we have discussed these matters with our securities counsel and board. In this section, we present the conclusions of our CEO and CFO as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications. Attached to this quarterly report, as Exhibits 31.1 through 31.4, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1
Share Exchange Agreement, dated November 15, 2005, by and among Upsnap, Inc. and the former stockholder of UpSNAP USA (incorporated by reference to Exhibit 2.1 in our current report on Form 8-k filed on November 16, 2005)

3.1.1
Articles of Incorporation as filed with the Secretary of State of the State of Nevada on July 25, 2003 (incorporated by reference to Exhibit 3.1 in our Registration Statement SB-2 filed on September 18, 2003)

3.1.2	Certificate of Amendment filed on November 7, 2005 (incorporated by reference to Exhibit 3.1 in our current report on Form 8-K filed on November 16, 2005)

3.2	Bylaws adopted on July 25, 2003 (incorporated by reference to Exhibit 3.2 in our Registration Statement SB-2 filed on September 18, 2003)

10.1	Form of Subscription Agreement for September 2005 Private Placement (incorporated by reference to Exhibit 10.1 in our quarterly report for the fiscal period ended on September 2005)

10.2	Form of Registration Rights Agreement for September 2005 Private Placement (incorporated by reference to Exhibit 10.2 in our quarterly report for the fiscal period ended on September 2005)

10.3
Debt Conversion Agreement, dated October 31, 2005, among UpSnap, Inc., 518464 B.C. Ltd., Art Map Communications, inc., Jason Sundar, and Yvonne New. (incorporated by reference to Exhibit 10.3 in our quarterly report for the fiscal period ended on September 2005)

10.4	Form of Series A Warrant (incorporated by reference to Exhibit 10.4 in our quarterly report for the fiscal period ended on September 2005)

10.5	Form of Series B Warrant (incorporated by reference to Exhibit 10.5 in our quarterly report for the fiscal period ended on September 2005)

10.6
Directors and Officers Insurance Policy, dated October 18, 2005 (incorporated by reference to Exhibit 10.6 in our transitional annual report for the fiscal period from March 31, 2005 to September 30, 2005)

10.7	Confirmatory Assignment, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer*

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________________
*-Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    UPSNAP, INC.
(Registrant)

/s/ Tony Philipp
Date: February 14, 2006       __________________________
                                Tony Philipp
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Paul C. Schmidt
Date: February 14, 2006                    __________________________
                Paul C. Schmidt
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

10.7	Confirmatory Assignment, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer*

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*