Form 10QSB
period 2006-03-31
UpSnap, Inc.
filed 2006-05-17
CIK 1261019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

(704) 895.4121
-----------------------------------------------------------------------------
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)  Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding May 10, 2006
Common Stock ($.001 par value)	21,151,324

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended March 31, 2006

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event, you could lose all or part of your investment.

Financial Risks

Our business is difficult to evaluate because we have a limited operating history in a new industry. The adverse effects of a limited operating history include reduced management visibility into forward sales, customer acquisition and retention which could lead to missing financial targets.

From the inception of our operating subsidiary, UpSNAP USA, until March 31, 2006, UpSNAP USA has had accumulated net losses of $868,503. In Q1 of 2006 UpSNAP posted sales of $244,042 net of carrier charges from the sale of it’s premium subscription services for mobile content. However, we expect to continue to have net operating losses until we can expand our sales channel and implement our marketing efforts. These continued net operating losses together with our limited working capital of $1,064,616 and the uncertainties of operating in a new industry make investing in our company a high-risk proposal.

We expect to incur expenses associated with the expansion of our sales and marketing efforts and from promotional arrangements with our strategic partners. We expect that our future agreements and promotional arrangements with our strategic partners may require us to pay consideration in various forms, including the payment of royalties, license fees and other significant guaranteed amounts based upon revenue sharing agreements and the issuance of stock in certain cases. In addition, our promotional arrangements and revenue sharing agreements may require us to incur significant expenses, and we cannot guarantee that we will generate sufficient revenues to offset these expenses. We cannot guarantee that we will be able to achieve sufficient revenues in relation to our expenses to become profitable. Even if we do attain profitability, we may not be able to sustain ourselves as a profitable company in the future.

To date, UpSNAP has entered into revenue share relationships with carriers and content providers at industry standard margins, and has not issued, nor is in discussion with any party to issue stock or warrants, or enter into promotional arrangements to include guaranteed minimum payments. Based on management experience, future contractual arrangements will be based upon standard revenue share relationships at industry-standard margins.

The Company has limited resources to execute its business plan.

In September and October 2005, we raised $2,146,200 in a private placement transaction. As of March 29, 2006, we had approximately $1.05 million in cash and cash equivalents. We believe that these funds are sufficient to meet our operating needs for the next 12 months. We expect to utilize all of this cash over the next 12 months to fund our sales and marketing efforts and for general working capital purposes. As a result, our financial resources are limited and the amount of funding that we will need to develop and commercialize our products and services is highly uncertain. Adequate funds may not be available when needed or on terms satisfactory to us. A lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our product development programs. If additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, existing stockholders may suffer dilution. The securities that we issue to raise money may also have rights, preferences and privileges that are senior to those of our existing stockholders.

We anticipate that our results of operations may fluctuate significantly from period to period due to factors that are outside of our control, which may lead to reduced revenues or increased expenditures.

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

Business Risks

We are dependent on strategic partners for content and sales distribution to consumers. If these partnerships were to cease, this could lead to loss of revenues and customers.

UpSNAP relies on the US mobile carriers Verizon, Sprint/Nextel, T-Mobile, and Cingular to sell its products and collect revenues which are then passed onto UpSNAP. Although management has no reason to believe that these arrangements are going to be adversely affected in the future, it is management experience that carrier contracts are prone to change and re-negotiation. UpSNAP also relies on the content developers to enter into commercially reasonable relationship with the company to allow for the re-selling of the content to consumers. UpSNAP has over 140 content partners and is not dependent on any one content supplier.

We are dependent upon our executive officers, managers and other key personnel, without whose services our prospects would be severely limited leading to loss of revenue and customer acquisition.

Our success depends to a significant extent upon efforts and abilities of our key personnel, in particular our Chief Executive Officer Tony Philipp. The loss of Tony Philipp could have a material adverse effect upon us, resulting in loss of current business relationships, strategy and planning. Competition for highly qualified personnel is intense and we may have difficulty replacing such key personnel. UpSNAP has no key man insurance in place to help alleviate the loss.

The mobile search engine market in which we operate is subject to intense competition and we may not be able to compete effectively resulting in loss of revenues or customers.

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

UpSNAP is largely dependent on one strategic relationship. We need to significantly expand our distribution channels. Failure to expand our distribution channels will result in reduced customer acquisition, and reduced revenues.

In Q1 of 2006 95.7% of our revenues were generated from the Sprint/Nextel Distribution relationship. Due to the Sprint/Nextel merger, we do not have in place a current contract with Sprint. We continue to operate under the terms of the expired contract and as such, the relationship could be terminated at any time. We are working towards formalizing an ongoing contract with Sprint. In order to decrease our dependence on one major US carriers, we need to enhance our ability to find new strategic partners in order to create additional distribution channels for our products and to generate increased revenues. We expect that we will need to invest on an ongoing basis to expand our partner sales force. The creation of strategic partnerships requires a sophisticated sales effort targeted at the senior management of prospective partners. Given our limited budget of $150,000 dedicated to this effort, we expect that we will have a hard time trying to expand the number of strategic partners and other distributors for our products.

We plan to build our business through merger with or acquisition of existing technology companies but may not be successful in finding merger or acquisition partners. In addition we may need to seek additional finance to support the acquisitions. The financing and acquisitions will most likely involve the issuance of common stock, which may result in dilution of the current shareholders.

We plan to build our business through the merger with or acquisition of existing technology companies that will benefit our application service business. It is reasonable to expect that such activity will be an ongoing part of our business development efforts. At any given time, we could be in process of analyzing or making an offer for such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing. It is possible that no transactions will take place at all.

Our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties which we may be unable to settle.

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

In order to be successful and profitable we must grow rapidly. We expect that rapid growth will put a large strain on our management team and our other resources. We may not have sufficient resources to manage this growth effectively, which could lead to loss of customers through poor service and support.

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

Our business is subject to frequent technology changes, multiple standards, rapid roll-out of new mobile handsets, and changes in the method of Internet broadcasting delivery, that could lead to us being unable to provide our services to some our existing and new users, leading to loss of revenues, poor performance or both.

We are presently able to sell and deliver information to our product carriers throughout the world, but any changes in the method of delivery of Internet broadcasting or mobile communications standards, could result in our not being able to deliver our services to some or all of our customers. We will continue to develop our technology to address emerging mobile platforms and standards to avoid this problem, but no assurance can be given that this will be accomplished in a timely manner.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders which could lead to a reduced stock price.

As of March 29, 2006, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 68.9% of our outstanding common stock. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders.

In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. No officers or directors of UpSNAP are currently or have ever been affiliated with any of the greater than 5% beneficial owners.

Market Risks

A limited public market exists for the trading of our securities, which may result in shareholders being unable to sell their shares, or forced to sell them at a loss.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board. Our common stock is thinly traded and has little to no liquidity. The stock has a low-trading volume, a limited number of market makers, and a limited number of round lot holders. As a result, investors may find it difficult to dispose of our securities. This lack of liquidity of our common stock will likely will have an adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

We do not intend to pay dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in us.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 97,500,000 shares of common stock. As of March 31, 2006, we have outstanding 21,151,324 shares of common stock. Accordingly, we have 76,348,676 shares of common stock available for future sale.

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

Our common stock is a “penny stock” within the meaning of Rule 15g-9 to the Securities Exchange Act of 1934, which is generally an equity security with a price of less than $5.00. Our common stock is subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

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
•
send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks.

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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

UPSNAP, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006
UNAUDITED

ASSETS
Current Assets
Cash	$1,064,637
Accounts receivable	110,423
Other current assets	32,833

TOTAL CURRENT ASSETS	1,207,893

PROPERTY & EQUIPMENT (Note H)
Computer and office equipment	163,287
Accumulated Depreciation	(8,470)

NET PROPERTY & EQUIPMENT	154,817

OTHER ASSETS
Other intangibles (Note K)	1,593,773
Goodwill (Note K)	4,677,862
Security deposits	1,115

TOTAL ASSETS	$7,635,459

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$142,815
Total Other Current Liabilities	463

TOTAL CURRENT LIABILITIES	143,277

LONG TERM LIABILITIES
Notes Payable	113,500
TOTAL LIABILITIES	256,777

Commitments (Note I)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized,	21,151
issued and outstanding 21,151,324 shares at March 31, 2006
Additional paid-in capital	8,226,034
Accumulated deficit	(868,503)

TOTAL STOCKHOLDERS' EQUITY	7,378,682

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$7,635,459

The accompanying notes are an integral part of these unaudited financial statements.

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
SALES AND COST OF SALES
Sales	$244,042	$-	$244,042	$-
Cost of Sales	107,046	-	110,576	-
Gross Profit	136,996	-	133,466	-

OPERATING EXPENSES
Product development	113,211	27,504	199,153	53,205
Sales and marketing expenses	57,856	58	104,531	9,103
General and administrative	288,325	8,807	516,815	16,497

Total Expense	459,393	36,369	820,499	78,804

Net operating income	(322,396)	(36,369)	(687,033)	(78,804)

Other income and expense
Interest income	4,890	-	4,890	-
NET LOSS	$(317,506)	$(36,369)	$(682,443)	$(78,804)

Net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	20,993,802	4,013,100	16,396,022	4,013,100

The accompanying notes are an integral part of these unaudited financial statements.

UPSNAP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2004 TO MARCH 31, 2006
UNAUDITED

	Common Stock
					Total
			Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	capital	Deficit	(Deficit)
Balances, September 30, 2004		-	$27,474	$(27,474)	$-
					-
Donated capital			119,525		119,525
Shares issued for cash ($.0003 per share)	12,999,999	1,300	1,700		3,000
Net loss				(158,586)	(158,586)

Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623		2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712		6,000,074
Net loss				(682,443)	(682,443)

Balances, March 31, 2006	21,151,324	$21,151	$8,226,034	($868,503)	$7,378,682

The accompanying notes are an integral part of these unaudited financial statements.

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	For the six month period ended March 31, 2006	For the six month period ended March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(682,443)	$(78,804)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	8,470	-
Changes to goodwill	(36,408)	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
Accounts receivable	(38,801)	-
Other current assets	(29,833)	-
Deposits	(1,115)	-
Accounts payable and accrued expenses	122,255	-
Other current laibilities	(16,200)	-

NET CASH USED FOR OPERATING ACTIVITIES	(656,308)	(78,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash to acquire XSVoice, Inc.	(243,241)	-
Cash received from the company merger	1,919,662	-
Purchase of equipment	(131,087)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,545,334	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	3,000
Donated capital	-	82,432

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	85,432

NET INCREASE IN CASH	889,026	6,628

CASH, beginning of period	175,611	-
CASH, end of period	$1,064,637	$6,628

Taxes paid	$-	$-
Interest paid	$-	$-

Other non-cash investing and financing activities:
Shares issued in connection with reverse merger	$2,097,112	$-
Shares issued in connection with XSVoice acquisition	$6,000,074	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of March 31, 2006 and the results of their operations for the three and six month periods ended March 31, 2006 and 2005 and their cash flows for the six months ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

As of January 1, 2006 the Company exited the development stage company as defined in Financial Accounting Statements Board (“FASB”) Statement No. 7, Accounting and Reporting for Development Stage Companies.

Organization

In November, 2005, UpSNAP, Inc. (formerly Manu Forti Group) completed an acquisition of UpSNAP USA, Inc. The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein UpSNAP USA, Inc. is considered the acquirer for accounting and financial reporting purposes (collectively, UpSNAP, Inc. and UpSNAP USA, Inc are referred to hereinafter as the “Company”). The pre-merger assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of UpSNAP USA, Inc. has been brought forward, and common stock and additional paid-in-capital of the combined company have been retroactively restated.

Pursuant to a definitive share exchange agreement dated November 15, 2005 (as previously filed on SEC Form 8-k on November 16, 2005), UpSNAP, Inc. acquired 100% of the issued and outstanding shares of UpSNAP USA, Inc.

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

On January 6, 2006, the Company completed the purchase of XSVoice, Inc., a privately held wireless platform and application developer, by acquiring substantially all of the assets of XSVoice, Inc. for a total purchase price of $6.3 million. XSVoice, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition. See Note K.

The consolidated financial statements include the operations of UpSNAP, Inc. from November 15, 2005 through March 31, 2006.

UpSNAP, Inc. changed its year-end to September 30 to coincide with the year-end of UPSNAP USA, Inc.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by management in accordance with GAAP. The significant accounting principles are as follows:

Principles of consolidation

The consolidated financial statements include the accounts of UpSNAP, Inc. since November 15, 2005 and its wholly-owned subsidiary, UpSNAP USA, Inc., which is 100% consolidated in the financial statements, and the accounts and results from operations acquired as a result of the XSVoice, Inc. acquisition as of January 6, 2006. All material inter-company accounts and transactions have been eliminated.

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

The Company depreciates its property and equipment on the double declining balance method with a five year life and half year convention.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Research and Development Expenditures

Research and development expenses consist primarily of web hosting and communication expenses. The Company follows the guidelines in Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Expenditures, including equipment used in research and development activities, are expensed as incurred.

Revenue Recognition

The Company receives revenue from the wireless carriers by providing streaming audio content that the carriers make available to their mobile handset customers. The Company recognizes revenue on the net funds received from the wireless carriers. Under the guidance provided by the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the carriers provide the service to their mobile handset user and remit a percentage of revenues generated to the Company, therefore the Company recognizes as revenue only the net fees realized on the transactions.

The Company also contracts with third party content providers who are paid by the Company a fixed percentage of the net revenues received by the Company from the carriers. The payments to these third party content providers are treated as cost of sales.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Long-lived assets

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Accounting Policy for Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Advertising costs

The Company expenses all advertising as incurred. For the six month periods ended March 31, 2006 and 2005 the Company incurred advertising expense of $10,053 and $0 respectively. During the three months ended March 31, 2006 and 2005, the Company incurred approximately $3,952 and $0, respectively for advertising expense.

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

On November 15, 2005, the closing under the Definitive Share Exchange Agreement occurred. 11,730,000 shares of common stock were issued to the stockholders of UpSNAP USA, Inc. Additionally, 370,000 shares of common stock and 560,000 warrants were issued to an investment banking firm in consideration for services provided. (See Note D).

On January 6, 2006, the Company acquired substantially all of the assets of XSVoice, Inc. 2,362,830 shares of common stock were issued to the stockholders of XSVoice, Inc. (See Note K).

NOTE D - WARRANTS

The Company has recorded the warrant instruments described below as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

During September - October 2005, the Company issued Series A warrants to purchase 2,384,668 shares of common stock at $1.50 per share, in conjunction with the Company’s Private Placement. The fair value of the warrants in the amount of $1,935,260 was recorded as a debit and credit to additional paid in capital so there was no net impact on equity. The Private Placement warrants have a five-year life.

In October 2005, the Company issued Series B warrants to purchase 2,200,000 shares of common stock at $1.10 per share to investor relations firms in conjunction with services related to the Private Placement offering. The warrants have a term of five years. These warrants have been recorded at fair value using the Black-Scholes option-pricing model. The value of these warrants, $2,057,125, was recorded as additional paid-in capital and a non-cash compensation expense in October 2005.

In November 2005, the Company issued warrants to purchase 560,000 shares of common stock at $0.90 per share to an investment bank in conjunction with investment services related to the Private Placement offering. The warrants have a term of five years. These warrants have been recorded at fair value using the Black-Scholes option-pricing model. The value of these warrants, $900,063, was recorded as additional paid-in capital and a non-cash compensation expense in November 2005.

The following table summarizes information about warrants outstanding at March 31, 2006:

	Shares Exercisable	Exercise Price	Date of Expiration
Series A Warrant: Issued in conjunction with Private Placement	2,384,668	$1.50	September - October 2010
Series B Warrant: Issued for investor relations services	2,200,000	$1.10	October 2010
Viant Capital LLC Warrant	560,000	$0.90	November 2010
Total	5,144,668

At March 31, 2006, a total of 5,144,668 warrants remain outstanding. All warrants are fully vested and exercisable upon issuance.

NOTE E - INCOME TAXES

For the twelve month period ended September 30, 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2006, the Company had approximately $462,979 of accumulated net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

The components of the Company’s deferred tax asset are as follows:

As of September 30
2005
Deferred tax assets:
Net operating loss carryforwards	$682,442
Total deferred tax assets	682,442

Net deferred tax assets before valuation allowance	682,442
Less: Valuation allowance	(682,442)
Net deferred tax assets	$-0-

For financial reporting purposes, the Company has incurred a loss since its inception. The Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2006.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Twelve Month Period Ended September 30
2005
Federal and state statutory rate	$238,854
Change in valuation allowance on deferred tax assets	(238,854)
$0

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through March 31, 2006 totaling $868,503, and as of March 31, 2006, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE G - CONCENTRATION OF CREDIT RISK

The Company has deposits of $964,637 in a bank in excess of federally insured limits at March 31, 2006. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006:

Fixed Assets
Computer and office equipment	$163,286.70
Computer Equipment	159,286.70
Office Equipment	1,000.00
Office Furniture	3,000.00
Accumulated Depreciation	(8,470.12)
Total Fixed Assets	$154,816.58

Depreciation expense for the six months ended March 31, 2006 and 2005 was $8,470 and $ 0 , respectively.

The estimated service lives of property and equipment are 3 - 7 years.

NOTE I - COMMITMENTS

In March 2006, the Company began a lease for approximately 1800 square feet of office space. The lease extends through February 28, 2007 at a rate of $2,250 per month. .Future maturities associated with this commitment are as follows:

Year Ended September 30	Amount
2006	$13,500
2006	$11,250

NOTE J - RELATED PARTY TRANSACTION

The Chairman of the Board of the Company provides services to the Company as its CEO, for monthly compensation of $10,000 and related expenses. The Company pays $10,000 per month in fees to a board member who is providing services related to product content.

NOTE K - ACQUISTION OF XSVOICE, INC.

On January 6, 2006, the Company completed the purchase of XSVoice, Inc., a privately held wireless platform and application developer, by acquiring substantially all of the assets of XSVoice, Inc. for a total purchase price of $6.3 million. XSVoice, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition.

As a result of the acquisition, the Company acquired XSVoice's proprietary SWInG (Streaming Wireless Internet Gateway) technology, which enables mobile access to virtually any type of audio content, including Internet-based streaming audio, radio, television, satellite or other audio source. The acquisition also allowed the Company to gain access to carrier distribution channels and premium content provider relationships.

The aggregate purchase price of $6,393,223 consisted of $198,829 in cash consideration, the assumption of $130,000 in debt, and common stock valued at $5,735,000. In addition, the Company paid $80,820 for accounting and legal fees related to the acquisition and issued common stock valued at $265,074 for investment banking services. The value of the 2,258,470 common shares issued was determined based on the average market price of the Company’s common shares over the preceding 15-day period before the closing date of the acquisition.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Allocation of acquisition cost:
Accounts receivable	$71,621.43
Property, plant, and equipment
Computer equipment	28,200.00
Office equipment	1,000.00
Office furniture	3,000.00
SWinG copyright	1,345,040.00
Customer relationships	104,000.00
Employment contracts	78,000.00
Supplier contracts	84,500.00
Goodwill	4,791,361.53
Total assets acquired	6,506,722.96
Note payable	(113,500.00)
Total liabilities assumed	(113,500.00)
Net assets acquired	$6,393,222.96

Of the $6,402,902 of acquired intangible assets, $1,345,040 was assigned to the SWinG technology platform, $104,000 for customer relationships, $78,000 for employment contracts, and $84,500 for supplier contracts. These intangible assets were assigned a life of 45 months. The remaining unallocated intangible balance of $4,791,362 was assigned to goodwill.

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is obtained.

In connection with the XSVoice, Inc. acquisition, the Company agreed to pay an additional $550,000 in cash consideration by January 6, 2007, if the company raises an additional $3.2 million in additional equity capital or the Series A warrants are exercised. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. Any such payments would result in increases in goodwill.

NOTE L - PROFORMA INFORMATION

The unaudited pro forma consolidating statement of operations give effect to the reverse merger and XSVoice acquisition as if it had occurred at the beginning of the six month period ended March 31, 2006 and the fiscal year ended September 30, 2005. The unaudited pro forma consolidating financial statements are based on available information and the assumptions and adjustments described in the accompanying notes. The unaudited pro forma consolidating financial statements do not purport to represent what the results of operations actually would have been if the events described had occurred as of the dates indicated or what such results will be for any future periods.

The combining companies have different year ends. For purposes of these statements, the year end of December 31 for XSVoice, Inc. has been changed to September 30, which is the year end of UpSNAP, Inc. which is the surviving entity.

UPSNAP, INC.
PRO-FORMA CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2005
UNAUDITED

	UpSNAP, Inc. 10/1/2004 - 9/30/2005	UpSNAP USA, Inc. 10/1/2004 - 9/30/2005	September 30, 2005 Consolidated Pro Forma Results before Acquisition of XSVoice	XSVoice, Inc. 10/1/2004 - 9/30/2005		Pro-Forma Entries	September 30, 2005 Pro-Forma Consolidated

REVENUES
Sales	$-	$-	$-	$801,645			$801,645
Cost of sales			-	(454,289)			(454,289)
Gross profit	-	-	-	347,356			347,356

EXPENSES
Selling, general and administrative	119,912	158,586	278,498	1,052,417			1,330,915
Depreciation			-	55,335			55,335
Total expense	119,912	158,586	278,498	1,107,752			1,386,250

Loss from operations	(119,912)	(158,586)	(278,498)	(760,396)			(1,038,894)

OTHER INCOME AND EXPENSES			-
Gain on forgiveness of debt			-	51,963	(1)	(51,963)	-
Gain on sale of assets			-	33,250	(1)		33,250
Gain on settlement with vendors			-	69,279	(1)	(69,279)	-
Interest income			-				-
Vendor reimbursement for equipment			-				-
Other income			-	80			80
Loan cost expense			-	(66,503)	(1)	66,503	-
Interest expense	-	-	-	(30,834)	(1)	30,834	-
Total other income and expenses	-	-	-	57,235		(23,905)	33,330
			-				-
			-				-
NET LOSS	$(119,912)	$(158,586)	$(278,498)	$(703,161)		$(23,905)	$(1,005,564)

(1)   To eliminate expenses related to assets and liabilites of XSVoice not acquired as part of the January 6, 2006 Asset Purchase Agreement.

See Notes to Financial Statements

UPSNAP, INC.
PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2006
UNAUDITED
	Consolidated UpSNAP, Inc. 10/1/2005 - 3/31/2006	UpSNAP, Inc. fka Manu Forti Group 10/1/2005 - 11/15/2005	XSVoice, Inc. 10/1/2005 -1/6/2006		Pro-Forma Entries	3/31/06 Pro-Forma Consolidated
SALES AND COST OF SALES
Sales	$244,042.17		$218,137.76			$462,179.93
Cost of Sales	110,576.29		134,864.64			245,440.93
Gross Profit	133,465.88		83,273.12			216,739.00

OPERATING EXPENSES					-
Product development	199,152.79		21,666.64		-	220,819.43
Sales and marketing expenses	104,530.91		-			104,530.91
General and administrative	516,815.41	3,808,334.71	558,454.03			4,883,604.15
						-
Total Expense	820,499.11	3,808,334.71	580,120.67			5,208,954.49
						-
Net operating income (loss)	(687,033.23)	(3,808,334.71)	(496,847.55)			(4,992,215.49)

Other income and expense
Other Income	-		68,926.44	(1)	(68,926.44)	-
Interest income	4,890.39	162.74				5,053.13
Interest expense	300.00		40,896.91	(1)	(40,896.91)	300.00
						-
NET LOSS	$(682,442.84)	$(3,808,171.97)	$(468,818.02)		$(28,029.53)	$(4,987,462.36)

(1)   To eliminate expenses related to assets and liabilites of XSVoice not acquired as part of the January 6, 2006 Asset Purchase Agreement.

See Notes to Financial Statements

ITEM 2. PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

BUSINESS OVERVIEW

UpSNAP is a mobile search engine that helps mobile US consumers quickly find mobile content and entertainment services. UpSNAP provides a seamless platform for search & content delivery to almost all mobile devices in the United States. Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan, the Nascar in car-audio application on Sprint/Nextel, ABC, FOX News, ESPN Radio, ESPN Deportes, Radio Disney & Batanga.

General

Consumer interest and spend on mobile phones and services are showing the highest growth rates ever. In the US, according to the Cellular Telecommunications & Internet Assocation (CTIA) wireless subscribers grew by 25 million from June 2004 to June 2005. There are now some 195 million currently subscribed cell phone users in the US according to the CTIA.

UpSNAP’s search technology is based on text messaging or Short Message Service (SMS) which is proving to be extremely popular amongst the youth demographic in the United States.

According to CTIA figures, approximately 10 billion text messages will be sent each month in 2006, and approximately 7 billion were sent each month in 2005. For the same period in 2004, there were 2 billion text messages sent each month - representing a growth of 350% year to year according to the CTIA.

UpSNAP operates in the United States only.

Mobile Search Business Model

Putting as few obstacles between joining merchants and buyers together has proved to be a highly successful business strategy that has created several billion dollar industries. In the 1980s 1-800 services became enormously popular, and enabled consumers to reach merchants at no cost. In the 1990s, merchants paid for ‘clicks’ on Internet advertisements on search engines such as Yahoo! and Google. Again, these services were virtually free to the consumer, and the merchant paid for new incoming business. In 2000, cellular customers have to pay up to $1.50 for a merchant number using cellular 411 directory assistance services, or have to use expensive handsets and data packages to view a web site, crammed onto a tiny mobile browser.

UpSNAP provides a SMS based search engine that allows mobile subscribers to quickly and easily search for mobile content and information services. The consumer pays for the cost of sending a text message, which can vary from free, to a few cents per message depending on their mobile contract with their carrier.

UpSNAP business model is to generate consumer traffic from the provision of these search services, and then up-sell premium content, or direct response advertising as a ‘pay per call” service targeted according to the nature of the consumer search.

The business model is a media model - reliant on the sale of subscriptions and advertising from content-based services.

One of the key problems to establishing a media model for cell-phones is the difficulty of rolling out media based services to all the many carrier platforms and different handsets. The cellular industry has many competing technologies, standards and platforms.

UpSNAP solves this problem by allowing its premium services to be broadcast to any cell-phone using its proprietary technology outlined below.

Principal Products and Services

UpSNAP has four principal products and services:

1	Mobile Search Engine Platform

2	Pay-Per-Call Advertising services using our Voice over Internet Protocol (VoIP) platform

3	SWinG streaming audio platform

4	Premium audio content supplied from content partners

MOBILE SEARCH ENGINE PLATFORM

The UpSNAP mobile search engine platform allows consumers to search via text message to a mobile “short-code” or 5 digit telephone number, which in our case is 2SNAP (27627). Current services include yellow pages directory assistance, sport scores, horoscopes, price comparison shopping services, weather, calorie counter, spelling, and airline travel information. Consumers type in search requests e.g. Leo for a star sign reading. The consumer will be offered a free horoscope, but also receive an advertisement via a text message to speak with an astrologer direct or hear an extended audio horoscope.

Similarly, consumers looking for sports scores, for example, will receive a text message advertising UpSNAP premium sports services. The short-code can also be used for Premium Text Messaging Services (PSMS) which are directly billed by the carriers, and included on the consumers phone bill. UpSNAP has PSMS services provisioned for billing with most of the major US carriers including, Cingular, Sprint/Nextel, T-Mobile and Alltel. These short-codes at present will only work on US handsets, limiting the geographic coverage of the service to those areas in the United States with cell-phone coverage. Our mobile search engine was launched live to consumers in November 2005.

PAY-PER-CALL ADVERTISING PLATFORM

Once a consumer makes a search for a specific search category or uses a “key-word’ identified and purchased by an UpSNAP partner as indicative of buying behavior, the UpSNAP advertising platform inserts a “paid’ advertising listing into the search reply.

UpSNAP has a Voice Over Internet Protocol (VoIP) switch which seamlessly bridges the merchant telephone number with the consumer via a call connect. Our Pay Per Call advertising platform can then record the number of calls received by a merchant and produce an audit trail for a billing engine. UpSNAP partners with specialized “Pay-Per-Call” companies, that sign-up advertisers nationwide throughout the US for this type of advertising. Our pay-per-pall Advertising platform technology was built in 2005, and our first advertising partner is being integrated ready for launch in Q2 of 2006.

SWING STREAMING AUDIO PLATFORM

UpSNAP’s SWinG (Streaming Wireless Internet Gateway) platform, enables mobile access to virtually any type of live and on-demand streaming audio content. The software translates data from almost any type of common audio format, for example MP3 files, to allow it to be streamed to cell-phones capable of supporting audio streaming. If the cell-phone does not have any data services, the platform broadcasts the audio via the voice channel on the cell-phone. The SWinG platform is thus able to be used on any cell phone in the United States, regardless of handset, data package or software. The SWinG platform was built over the course of 2002-2004 and is fully operational.

FREE AND PREMIUM MOBILE CONTENT

Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan, the Nascar in car-audio application on Sprint/Nextel, ABC, FOX News, ESPN Radio, ESPN Deportes, Radio Disney & Botanga. The catalogue of content includes over 130 radio stations, with a wide selection of content ranging from Christian Radio to Hip-Hop.

DISTRIBUTING AGREEMENTS

Distribution of the UpSNAP suites of services is multi-tiered but can be summarized as:

1
Carrier or “on deck” promotion - where the carrier actually promotes the service from the menu’s on the carrier handset, bills the consumer on their mobile phone bill, and takes its cuts, and then remits the balance to UpSNAP. UpSNAP has ‘on deck’ agreements with Sprint/Nextel.

2
Off Deck Promotion - where the consumer signs up for services through traditional media promotions, internet advertising, affiliate marketing relationships, or other media channels directly, and payment is made via a short-code or Premium SMS (PSMS) to the consumers mobile phone bill. UpSNAP has billing relationships in place with most major US carriers including, Cingular, T-Mobile, Sprint/Nextel and Alltel, and will market its existing suite of services direct to consumers in Q2 of 2006.

3
White-label or third-party branded services, where UpSNAP sells its suite of search applications, content and services to third-parties, who when resell its services. UpSNAP has not yet entered into any such deals, but industry standard arrangements for these type of deals are largely done on a revenue-share basis, while some are performed on a license basis. These third-parties include media companies, who have relationships with local media and merchants, but lack the technology to offer mobile search and entertainment services.

Plan of Operations

In Q1 of 2006 UpSNAP posted sales of $244,042 net of carrier charges from the sale of its premium subscription services for mobile content. These revenues were largely generated from sales of its Fan Scan Nascar in-car Audio content, sold via Sprint/Nextel and premium music radio sales.

In order to increase its revenues UpSNAP plans to aggressively market its search and entertainment technology to all three of these distribution channels outlined above over the course of 2006.

In addition, we expect to perform continued research and development around mobile search and integration of multi-media content during the course of the next 12 months. We may also enter into significant acquisitions, joint ventures, or offshore outsourcing programs to rapidly increase the amount of programming resource available to the company to allow us to continue to innovate in the marketplace.

Our growth strategy contemplates acquisitions. During the first Quarter of 2006 we successfully integrated the assets and personnel of XSVoice into the company. We continue to look for acquisition targets for 2006 although this will depend upon the timing and availability of appropriate acquisition opportunities. Our business plan calls for acquisitions in the advertising sector, that will allow us increase our average revenue per subscriber as well as our distribution channels.

As of March 31st we have a total of six full time employees and three full-time contractors working for UpSNAP. We do not expect significant increases in employees, but do expect incremental additions in line with revenues in all areas of the business.

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 2005

Our net losses during the six-month period ended March 31, 2006 were $682,443 compared to a net loss of $78,804 during the six-month period ended March 31, 2005.

The Company was a development stage company during the six month period ended March 31, 2005. Activities were primarily limited to outside contractors performing product development work, marketing costs, and officer’s travel expenses.

The Company began to build an infrastructure after the reverse merger was completed on November 15, 2005. The Company opened an office in Davidson, North Carolina and added six employees, four of whom were former employees of XSVoice, Inc.

The Company commenced generating revenue immediately after the XSVoice, Inc. acquisition on January 6, 2006, resulting in revenues of $244,042 for the six month period and gross profit of $133,466. All of the revenues were generated from former XSVoice customers.

During the six-month period ended March 31, 2006, we incurred operating expenses of $820,499 compared to operating expenses of $78,804 incurred during the six-month period ended March 31, 2005, The increase in operating expenses during the six-month period ended March 31, 2006 from the same period in 2005 resulted from: (i) an increase of $145,949 in product development costs as the Company added personnel to support both the acquired streaming audio technology from XSVoice, Inc. as well as the Company’s mobile search platform, (ii) an increase of $95,428 reflecting the addition of a director of marketing position and public relations efforts, and (iii) an increase of $500,318, in general and administrative expenses resulting from increased operating costs associated with increased operations and professional fees related to our SEC filings and filing of a registration statement of form SB-2.

For the six months ended March 31, 2006, our net loss was ($682,443) or ($0.04) per common share compared to a net loss of ($78,804) or ($0.02) per common share for the six month period ended March 31, 2005.

THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2005

Our net losses during the three-month period ended March 31, 2006 were $317,506 compared to a net loss of $36,369 during the three-month period ended March 31, 2005. During the three-month period ended March 31, 2006, we generated $244,042 in net revenues compared to no net revenues for the three-months ended March 31, 2005. The increase in revenues is due to the XSVoice acquisition which closed on January 6, 2006.

During the three-month period ended March 31, 2006, we incurred operating expenses of $459,393 compared to operating expenses of $36,369 incurred during the three-month period ended March 31, 2005. The increase in operating expenses during the three-month period ended March 31, 2006 from the same period in 2005 resulted from: (i) an increase of $85,707 in product development costs as the Company added personnel to support both the acquired streaming audio technology from XSVoice, Inc. as well as the Company’s mobile search platform, (ii) an increase of $68,798 reflecting the addition of a director of marketing position and public relations efforts, and (iii) an increase of $279,518, in general and administrative expenses resulting from increased operating costs associated with increased operations and professional fees related to our SEC filings and filing of a registration statement of form SB-2.

For the three months ended March 31, 2006, our net loss was ($317,506) or ($0.02) per common share compared to a net loss of ($36,369) or ($0.01) per common share for the six month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our current assets were $1,207,893 and our current liabilities were $143,277, which resulted in net working capital of $1,064,616. As of March 31, 2006, our total assets were $7,635,459 consisting of: (i) $1,064,637 in cash; (ii) $32,833 in prepaid expenses and other current assets; (iii) $110,423 in accounts receivable; (iv) $720,758 in net valuation of property and equipment (v) $1,593,733 in other intangibles and $4,677,862 in goodwill which were both resultant from the XSVoice acquisition.

As of March 31, 2006, our total liabilities were $256,777 consisting of: (i) $143,277 in accounts payable and accrued expenses; and (ii) $113,500 in a note assumed as part of the XSVoice, Inc. acquisition.

For the six months ended March 31, 2006, net cash flow used by operating activities was $656,308 compared to net cash used in operating activities of $78,804 for the six months ended March 31, 2005. The increase in cash flows used in operating activities is mainly due to the increase in operating loss for the period.

Net cash flows provided by investing activities amounted to $1,545,334 for the six months ended March 31, 2006 compared to none for the six months ended March 31, 2005. The Company received $1,919,662 in cash as part of the reverse merger. In addition, the Company spent $243,241 in cash as consideration and professional fees for the XSVoice acquisition and $131,087 to purchase computer equipment to support the expanding product development efforts.

There was no net cash flow provided by financing activities for the six months ended March 31, 2006 compared to $85,432 for the six months ended March 31, 2005 resulting primarily from donated capital from the Company’s founders.

In summary, based upon the cash flow activities as previously discussed, for the six months ended March 31, 2006, our overall cash position increased by $889,026

Overall, we have funded our cash needs from inception through March 31, 2006 with the $2,146,200 in funds acquired as part of the September - October 2005 Private Placement.

We had cash on hand of $1,064,637 and a working capital surplus of $1,064,616 as of March 31, 2006. Our cash on hand is sufficient to fund our current operating plan through the next twelve months without additional sources of capital. While we are hopeful that we will raise additional funds through the exercise of our warrants, which if exercised will yield an additional $6,501,002.

If we choose to launch a more aggressive operating plan and cash flow from existing operations is not sufficient, management may seek long-term financing through additional debt or equity financing to fund the rollout of an expanded product line.

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

PART II

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement, dated November 15, 2005, by and among Upsnap, Inc. and the former stockholder of UpSNAP USA*

3.1.1	Articles of Incorporation as filed with the Secretary of State of the State of Nevada on July 25, 2003*

3.1.2	Certificate of Amendment filed on November 7, 2005*

3.2	Bylaws adopted on July 25, 2003*

10.1	Form of Subscription Agreement for September 2005 Private Placement*

10.2	Form of Registration Rights Agreement for September 2005 Private Placement*

10.3	Debt Conversion Agreement, dated October 31, 2005, among UpSnap, Inc., 518464 B.C. Ltd., Art Mapp Communications, Inc., Jason Sundar, and Yvonne New*

10.4	Form of Series A Warrant*

10.5	Form of Series B Warrant*

10.6	Directors and Officers Insurance Policy, dated October 18, 2005*

10.7	Confirmatory Assignment, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc.*

10.8	Assignment of Patent Application, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc.*

10.9	Asset Purchase Agreement, dated January 6, 2006, by and between UpSNAP, Inc. and XSVoice, Inc.*

10.10	Nextel Online Handset Placement Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________
*Incorporated by reference.  See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC. (Registrant)

Date: May 15, 2006	/s/ Tony Philipp
Tony Philipp
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	/s/ Paul C. Schmidt
Paul C. Schmidt
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.6
Directors and Officers Insurance Policy, dated October 18, 2005 (incorporated by reference to Exhibit 10.6 in our transitional annual report for the fiscal period from March 31, 2005 to September 30, 2005)

10.7
Confirmatory Assignment, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc. (incorporated by reference to Exhibit 10.7 in our quarterly report for the fiscal period ended on December 31, 2005)

10.8
Assignment of Patent Application, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc. (incorporated by reference to Exhibit 10.7 in our transitional annual report for the fiscal period from March 31, 2005 to September 30, 2005)

10.9	Asset Purchase Agreement, dated January 6, 2006, by and between UpSNAP, Inc. and XSVoice, Inc. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on January 12, 2006)

10.10	Nextel Online Handset Placement Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.