Form 10KSB/A
period 2005-09-30
UpSnap, Inc.
filed 2006-06-02
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB/A
AMENDMENT NO. 3
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
(Address of Principal Executive Offices) (Zip Code)

(919) 412-8132
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:  COMMON STOCK, PAR VALUE $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: as of May 30, 2006 : $1.33

The number of shares of the registrant’s common stock outstanding as of the latest practicable date: May 30, 2006: 21,151,324 shares.

Transitional Small Business Disclosure format:     Yes ☒ No ☐

EXPLANATORY NOTE
Upsnap, Inc. is filing this Amendment No. 3 to include (1) Item 8A “Controls and Procedures” of Form 10-KSB, (2) with regard to Item 13 “Exhibits” to re-file Exhibits 10.6 and 10.7 in HTML format and (3) to file revise financial statements that have been changed to address comments provided by the Securities and Exchange Commission. Other than the foregoing, all other sections of this Amended Report on Form 10-KSB, remain the same as the Registrant’s Amendment No.2 to Form 10-KSB filed on January 27, 2006, and investors should review the Registrant’s most recent filings for updated information on the operations and financial condition of the Registrant.

Item 8A Controls and Procedures

Evaluation of Controls. As of September 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Tony Philipp, and our Chief Financial Officer, Paul C. Schmidt (“CFO”). In addition, we have discussed these matters with our securities counsel and board. In this section, we present the conclusions of our CEO and CFO as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications. Attached to this report, as Exhibits 31.1, 31.2 and 32, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the “Rule 13a-14/15d-14 Certifications”). This section of the report contains the information concerning the Evaluation referred to in the Rule 13a-14/15d-14 Certifications. This information should be read in conjunction with the Rule 13a-14/15d-14 Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Scope of the Evaluation. The CEO and CFO’s evaluation of our Disclosure Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this report. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

1

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

Since the filing of our 10-KSB on December 27, 2005 and subsequent amendments it has come to our attention that we omitted the above disclosure called for by Item 8A of Form 10-KSB. We have put measures into place to ensure that this oversight does not reoccur. Subsequent to filing this report, we filed our Form-QSB for the Quarter ended December 31, 2005, such report contained the necessary disclosure regarding Controls and Procedures.

Item 7  Financial Statements

The revised financial statements are included in this transition report following the signature page.

Item 13    Exhibits

Exhibit No.	Description
10.6	Directors and Officers Insurance Policy, dated October 18, 2005
10.7	Assignment of Patent Application, dated June 1, 2005 by and between UpSNAP USA, Inc. and Alto Ventures, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer
32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

2

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 3 to transition report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 1, 2006

Upsnap, Inc.

By:	/s/ Tony Philipp
Tony Philipp
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Philipp Tony Philipp	Chairman, CEO and President	June 1, 2006

/s/ Paul C. Schmidt Paul C. Schmidt	CFO	June 1, 2006

/s/ Richard Jones Richard Jones	Vice President of Content and Director	June 1, 2006

/s/ Mark McDowell Mark McDowell	Director	June 1, 2006

/s/ Richard A Von Gnechten Richard A Von Gnechten	Director	June 1, 2006

UpSNAP, Inc. (formerly, Manu Forti Group Inc.) (Audited)

-	Report of Independent Registered Public Accounting Firm	F-3

-	Balance Sheets as at September 30, 2005 and March 31, 2005	F-5

-	Statement of Operations for the six months ended September 30, 2005, year ended March 31, 2005 and the period from July 25, 2003 (date of inception) to September 30, 2005	F-6

-	Statement of Stockholders’ Equity for the period from July 25, 2003 (Inception) to September 30, 2005	F-7

-	Statements of Cash Flows for the six months ended September 30, 2005, year ended March 31, 2005 and the period from July 25, 2003 (date of inception) to September 30, 2005	F-8

-	Notes to Financial Statements	F-9

UpSNAP USA, Inc. (formerly, Up2004Snap, Inc.) (Audited)

-	Report of Independent Registered Public Accounting Firm	F-17

-	Balance Sheets as at September 30, 2005 and 2004	F-19

-	Statement of Operations for periods ended September 30, 2005 and 2004 and the period from April 6, 2004 (date of inception) to September 30, 2005	F-20

-	Statement of Stockholders’ Equity for the period April 6, 2004 (date of inception) to September 30, 2005	F-21

-	Statements of Cash Flows for periods ended September 30, 2005 and 2004 and the period from April 6, 2004 (date of inception) to September 30, 2005	F-22

-	Notes to Financial Statements	F-23

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

/s/ Bedinger & Company Certified Public Accountants Concord, California December 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

UpSNAP, Inc.

(Formerly Manu Forti Group, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheet of UpSNAP, Inc. (formerly Manu Forti Group, Inc.) (A Development Stage Company) as of March 31, 2005 and March 31, 2004, and the related statements of operations, retained earnings (deficit), cash flows and changes in stockholders’ equity (deficit) for the year ended March 31, 2005 and the period July 25, 2003 (date of inception) to March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UpSNAP, Inc. (formerly Manu Forti Group, Inc.) as of March 31, 2005 and March 31, 2004, and the results of its operations and its cash flows for the year ended March 31, 2005 and the period July 25, 2003 (date of inception) to March 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

“Moen and Company”
Chartered Accountants

Vancouver, British Columbia, Canada

May 31, 2005

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2005 AND MARCH 31, 2005
	September 30,	March 31,
	2005	2005
ASSETS
CURRENT ASSETS
Cash	$1,305,318	$114,742
Prepaid expenses		5,000
Loan receivable (Note B)	180,000

TOTAL CURRENT ASSETS	1,485,318	119,742

TOTAL ASSETS	$1,485,318	$119,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,685	$6,320
Loans from shareholders (Note D)	135,200	203,374
Accrued interest on loans from shareholders (Note D)	10,163	2,030
TOTAL CURRENT LIABILITIES	150,048	211,724

STOCKHOLDERS’ EQUITY (Note E)

Common stock, par value $.001, 75,000,000 shares authorized; issued and outstanding 4,013,100 at September 30, 2005	4,013	3,087
Additional paid-in capital	137,799	138,725
Common stock subscribed	1,470,377	—
Deficit accumulated during the development stage	(276,919)	(233,794)
TOTAL STOCKHOLDERS’ EQUITY	1,335,270	(91,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,485,318	$119,742

See Footnotes to Financial Statements

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2005, YEAR ENDED MARCH 31, 2005 AND
THE PERIOD JULY 25, 2003 (INCEPTION) to SEPTEMBER 30, 2005
	Six Months Ended September 30,	Year Ended March 31,	July 25, 2003 (Inception) to September 30,
	2005	2005	2005
General & administrative expenses
Audit fees	$1,652	$18,506	$21,598
Bad debts			63,000
Bank charges and interest	7,717	9,578	17,594
Consulting fees	27,563	49,000	78,563
Geological report		8,595	12,895
Legal expenses	2,574	9,066	60,469
Transfer agent and filing fees	245	3,506	4,951
Website development costs		1,500	13,500
Office cost	75		75
Licenses and permits	700		700
Rent	1,500		1,500
Travel	1,099		1,099
Incorporation costs written off			975

Net loss	$(43,125)	$(99,751)	$(276,919)

Net (loss) per common share basic and diluted	$(0.011)	$(0.023)

Weighted average common shares outstanding
Basic and diluted	4,013,000	4,285,566

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	59,132	—

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY
THE PERIOD JULY 25, 2003 (INCEPTION) to SEPTEMBER 30, 2005
	Common Stock
	Shares		Amount	Subscribed		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance, July 25, 2003	$		$—	$		—	—	—
Shares issued (July 29, 2003)		2,000,000	2,000			—		2,000
Stock subscribed					15,000			15,000
Net loss							(134,043)	(134,043)
Balance, March 31, 2004		2,000,000	2,000		15,000	—	(134,043)	(117,043)

Shares issued for cash ($0.10 per share)		1,187,000	1,187			117,513		118,700
Share Subscriptions issued ($0.10 per share)		150,000	150			14,850		15,000
Stock subscribed					(15,000)			(15,000)
Interest foregone on loan from shareholder						6,112		6,112
Founder stock cancelled		(250,000)	(250)			(250)		—
Net loss							(99,751)	(99,751)
Balance, March 31, 2005		3,087,000	3,087		—	138,725	(233,794)	(91,982)

1.3 : 1 forward stock split		926,100	926			(926)		—
Common stock subscribed					1,470,377			1,470,377
Net loss							(43,125)	(43,125)
Balance, September 30, 2005		$4,013,100	$4,013		$1,470,377	$137,799	$(276,919)	$1,335,270

See Footnotes to Financial Statements

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2005, YEAR ENDED MARCH 31, 2005, AND
THE PERIOD JULY 25, 2003 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
	Six Months Ended September 30,	Year ended March 31,	July 25, 2003 (Inception) to September 30,
	2005	2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,125)	$(99,751)	$(276,919)
Adjustments to reconcile net loss
to net cash used by operating activities:
Bad debts			63,000
Interest foregone on loan from shareholder, added to additional paid-in-capital		6,112
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current assets:
Prepaid expenses	5,000	(5,000)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	2,421	(22,980)	8,741
NET CASH USED FOR OPERATING ACTIVITIES	(35,704)	(121,619)	(205,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments
Loans receivable	(180,000)		(243,000)
NET CASH USED FOR INVESTING ACTIVITIES	(180,000)	—	(243,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock		133,700	135,700
Share subscriptions	1,470,377	(15,000)	1,470,377
Loans from shareholders, net	(64,097)	103,530	141,307
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,406,280	222,230	1,747,384
NET INCREASE IN CASH	1,190,576	100,611	1,299,206
CASH, beginning of period	114,742	14,131	—
CASH, end of period	$1,305,318	$114,742	$1,299,206

Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Other non-cash investing and financing activities:
Shares issued for services	$—	$—	$—

See Footnotes to Financial Statements

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On August 24, 2005, the Company entered into a binding Letter of Intent (LOI) with UpSNAP USA, Inc., (A Development Stage Company) a privately held provider of mobile search services. UpSNAP USA, Inc. is bridging the gap between the Internet and the more than 160 million text-enabled cell phones in the U.S. with its patent-pending technology. Pursuant to the LOI, the Company committed to raise up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00).

On August 26, 2005, in anticipation of a successful business combination with UpSNAP USA, Inc., the Company’s board approved a name change from Manu Forti Group, Inc. to UpSNAP, Inc.

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

Loss per common share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the “if-converted” method.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation (“FAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company has adopted FAS 123-R and will apply its provisions when it decides to initiate stock-based compensation awards.

Stock Warrants Issued to Third Parties

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when the service performance is completed.

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transaction that do not have commercial substance, defined as transaction that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005. The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

NOTE B - LOAN RECEIVABLE

During September 2005, the Company remitted $180,000 to UpSNAP USA, Inc. for operating capital. The Company anticipates forgiving the loan upon consummation of the merger with UpSNAP USA, Inc. (See NOTE E).

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

NOTE E - COMMON STOCK

At inception on July 29, 2003, the Company issued 2,000,000 founders shares at par or $0.001.

On September 1, 2004, upon the completion of an SB-2 registration and offering, the Company issued 1,337,000 shares of common stock in exchange for $133,700, or $0.10 per share.

On January 21, 2005, 250,000 founder shares were returned and canceled leaving 3,087,000 shares outstanding as March 31, 2005.

On August 28, 2005, the Board approved a 1.3 for 1 forward stock split which was approved by a majority of the existing shareholders. The forward stock split resulted in an additional 926,100 shares bringing the total share outstanding as of September 30, 2005 to 4,013,100.

On August 24, 2005, the Company entered into a binding LOI with UpSNAP USA, Inc. The terms of the LOI required the Company to raise up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00) Dollars in equity financing. During September 2005, the Company received $1,470,377 in exchange for 1,633,752 shares of common stock, or $0.90 per share. Each purchaser of a share in the private placement also received one non-transferable series A warrant with an exercise price of $1.50 and a term of twelve months. As of September 30, 2005 no shares related to the placement were issued. Accordingly, the Company recorded these funds to Common Stock Subscribed. The Company has included the shares to be issued in the placement in the weighted average share calculation for EPS purposes.

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

NOTE J - SUBSEQUENT EVENTS

From September 30, 2005 through October 31, 2005, the company received an additional $675,823 pursuant to the September 2005 private placement memorandum. All shares were issued October 31, 2005.

On October 31, 2005, the Board of Directors voted to amend the September 2005 private placement memorandum to accept the oversubscribed amount of $166,200.

On October 31, 2005, the Board of Directors voted to convert the existing shareholder debt totaling $145,363 in principal and accrued interest to common stock. Common stock was issued November 11, 2005.

On November 15, 2005, the Definitive Share Exchange Agreement was duly signed. 11,730,000 shares of common stock were issued to the former stockholder’s of UpSnap USA, Inc. Additionally, 370,000 shares of common stock and 560,000 warrants were issued to Viant Capital, LLC in consideration for services provided.

(FORMERLY UP2004SNAP, INC.)
(A DEVELOPMENT STAGE COMPANY)

REPORT ON AUDIT OF FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
AND
FOR THE PERIOD APRIL 6, 2004
(INCEPTION OF DEVELOPMENT STAGE)
TO SEPTEMBER 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
UpSnap USA, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of UpSnap USA, Inc. (A Development Stage Company) (the “Company”), as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of UpSnap USA, Inc. (A Development Stage Company) as of September 30, 2004, and for the period April 6, 2004 (Date of Inception) to September 30, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the period April 6, 2004 (Date of Inception) to September 30, 2004, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of UpSnap USA, Inc. (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2005, and for the period from April 6, 2004 (Date of Inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company Certified Public Accountants Concord, California December 9, 2005

Beckstead and Watts, LLP
Certified Public Accountants

2425 Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of UpSNAP, Inc. (the “Company”) (A Development Stage Company), as of September 30, 2004 and the related statement of operations, stockholders’ equity, and cash flows from April 6, 2004 (Date of Inception) to September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversignt Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UpSNAP, Inc. (A Development Stage Company) as of September 30, 2004, and the results of its operations and cash flows for the period April 6, 2004 (Date of Inception) to September 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 21, 2005

UPSNAP USA, INC.
(FORMERLY UP2004SNAP, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004

	September 30
	2005	2004
ASSETS:

Current assets:
Cash	$175,611	$—
Prepaid expenses	3,000
Total current assets	178,611	—

Total Assets	$178,611	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable (Note C)	$18,009	$—
Accrued interest payable (Note D)	163	—
Note payable - shareholder (Note D)	16,500	—
Note payable - UpSNAP, Inc. (Note D)	180,000	—
Total current liabilities	214,672	—

Stockholders’ equity <deficit>:
Series A preferred stock; $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock; $0.0001 par value; 25,000,000 shares authorized, 9,999,999 shares issued and outstanding	1,000	—

Additional paid-in capital	148,999	27,474

Deficit accumulated during the development stage	(186,060)	(27,474)
Total Stockholders’ Equity <Deficit>	(36,061)	—

Total Liabilities and Stockholders’ Equity <Deficit>	$178,611	$—

See Footnotes to Financial Statements

UPSNAP USA, INC.
(FORMERLY UP2004SNAP, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004,
AND THE PERIOD APRIL 6, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
	Year Ended September 30,	April 6, 2004 (Inception) to September 30,	April 6, 2004 (Inception) to September 30,
	2005	2004	2005

Costs and Expenses
Audit fees	2,500	—	$2,500
Bank charges and Interest	244		244
Consulting fees			—
Marketing and Public relations	9,183	464	9,647
Legal expenses			—
Transfer agent and filing fees			—
Product Development costs	104,086	9,962	114,048
Office cost	12,651	3,115	15,766
Licenses and permits	940		940
Rent			—
Travel	28,982	13,933	42,915

Net <Loss>	$(158,586)	$(27,474)	$(186,060)

Net <Loss> per share	$(0.02)	$—

Weighted average common shares outstanding:
Basic and diluted	7,780,821	—

See Footnotes to Financial Statements

UPSNAP USA, INC.
(FORMERLY UP2004SNAP, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE PERIOD APRIL 6, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholder’s Equity
BALANCES April 6, 2004	—	$—	—	$—	$—	$—	$—
Donated capital					27,474		27,474
Net loss						(27,474)	(27,474)
BALANCES September 30, 2004	—	—	—	—	27,474	(27,474)	—

Shares issued during the period
Donated capital					119,525		119,525
Shares issued for cash ($.0003 per share)			9,999,999	1,000	2,000		3,000
Net loss						(158,586)	(158,586)
BALANCES September 30, 2005	—	—	9,999,999	$1,000	$148,999	$(186,060)	$(36,061)

See Footnotes to Financial Statements

UPSNAP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004,
AND THE PERIOD APRIL 6, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
	Year Ended September 30,		April 6, 2004 (Inception) to September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings <loss>	$(158,586)	$(27,474)	$(186,060)

CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
(Increase) decrease in current liabilities:
Prepaid expenses	(3,000)	—	(3,000)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	18,009	—	18,009
Accrued interest payable	163	—	163
NET CASH USED FOR OPERATING ACTIVITIES	(143,414)	(27,474)	(170,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
	—	—	—
NET CASH USED FOR INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	3,000	—	3,000
Donated capital	119,525	27,474	146,999
Proceeds from note payable-shareholder	16,500	—	16,500
Proceeds from note payable-Manu Forti	180,000	—	180,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	319,025	27,474	346,499

NET INCREASE IN CASH	175,611	—	175,611

CASH, beginning of period	—	—	—
CASH acquired	—	—	—
CASH, end of period	$175,611	$—	$175,611

Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

See Footnotes to Financial Statements

NOTE A - ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

UpSNAP USA, Inc. (the “Company”) was incorporated on April 6, 2004 (Inception) under the laws of the State of Nevada. The Company has headquarters in Davidson, North Carolina.

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

On August 24, 2005, UpSNAP, Inc., a corporation formed under the laws of the State of Nevada and the stockholders of the Company entered into a binding letter of intent (“LOI”).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could be different from these estimates.

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

Reclassifications

Certain reclassifications have been made in the 2004 totals to conform to the classifications used in 2005.

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

The holders of common stock have preemptive rights to purchase shares necessary to maintain each Shareholder’s interest if the Board of Directors authorizes the Company to issue shares of Common Stock or other securities that are exercisable for, convertible into or exchangeable for shares of Common Stock. The Secretary of the Company shall promptly deliver written notice of such authorization to each Shareholder. Each Shareholder shall be permitted to purchase on the terms set forth in such written notice up to that number of shares of Common Stock necessary to maintain such Shareholder’s Interest These preemptive rights shall terminate and be of no further force or effect immediately prior to, on and after an Initial Public Offering.

Preferred Stock

The company has not made provisions for the rights associated with the Series A Preferred stock.

Donated capital

Donated capital represents Company expenses paid by certain directors of the Company totaling $146,999 during the period from inception to September 30, 2005 (See Note G).

NOTE F - INCOME TAXES

For the 12 month period ended September 30, 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2005, the Company had approximately $186,060 respectively of accumulated federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

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

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated no revenue from its planned principal operations. In order to obtain the necessary capital, the Company is planning on raising funds via private placement offerings. If the securities offerings do not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as loans over the next 12-month period. However, the Company is dependent upon its ability to secure financing, and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE I - CONCENTRATION OF CREDIT RISK

The Company has deposits of $75,611 in a bank in excess of federally insured limits at September 30, 2005. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be a calculated risk.

NOTE J - ACQUISITION OF UPSNAP, INC.

UpSNAP, Inc. (formerly Manu Forti Group, Inc.) (Subsidiary), a publicly traded shell company listed on the OTC Bulletin Board (previously an exploration stage company), was incorporated in the state of Nevada, on July 25, 2003. The Subsidiary contracted to acquire a mineral property interest but was unable to determine whether the property contained mineral resources that were economically recoverable and subsequently ceased all mining related activities.

On August 24, 2005, the Subsidiary entered into a binding Letter of Intent (LOI) with UpSNAP USA, Inc. (the Company). Pursuant to the LOI, the Subsidiary effected a “firm commitment” round of equity financing up to One Million Nine Hundred and Eighty Thousand (USD$1,980,000.00) Dollars, hereinafter referred to as the Private Placement Memorandum (PPM). Pursuant to the PPM, during September, 2005, the Subsidiary received $1,470,377 in exchange for 1,633,752 shares of common stock at $0.90 per share. Each share purchased pursuant to the PPM has one non-transferable Series A Warrant attached with an exercise price of $1.50 and a term of twelve months. At September 30, 2005 no shares were issued in connection with the PPM.

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

From September 30, 2005, through October 31, 2005 UpSNAP, Inc. (the Subsidiary) received an additional $675,823 pursuant to the September 2005 private placement. All shares were issued October 31, 2005

On October 31, 2005, the Board of Directors of the Subsidiary voted to amend the September 2005 private placement to accept the oversubscribed amount of $166,200.

On November 15, 2005, the Definitive Share Exchange Agreement was duly signed. 11,730,000 shares of common stock were issued to the former stockholder’s of UpSnap USA, Inc. Additionally, 370,000 shares of common stock and 560,000 warrants were issued to Viant Capital, LLC in consideration for services provided.