Form 10QSB/A
period 2005-12-31
UpSnap, Inc.
filed 2006-08-14
CIK 1261019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

(704) 895.4121

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes [   ] No [X]

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding August 11, 2006
Common Stock ($.001 par value)	21,151,324

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

This Form 10-QSB/A is being filed for the purpose of amending Item 3 Controls and Procedures of Part II and Item 6 Exhibits of Part II to reflect the filing of current certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and current certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10QSB/A does not purport to provide a general update or discussion of any other developments at the company subsequent to the original filing.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Controls. We recently reevaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Tony Philipp, and our Chief Financial Officer, Paul C. Schmidt . As a result of this evaluation we want to revise the evaluation included in our 10QSB quarterly reports for the periods ended December 31, 2005 and March 31, 2006.

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

Result of the Evaluation. Our principal executive officer and principal financial officer recently reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 and March 31, 2006. The result of that review concluded that our disclosure controls and procedures were in part ineffective, as of the end of the periods covered by such reports, so as to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, because we had failed to recognize that there was a deficiency in our Disclosure Controls in our failure to report on their adequacy as required by Item 8A in our annual report on Form 10-KSB for the transition period ending September 30, 2005. These failures existed as of the end of the December 31, 2005 and March 31, 2006 financial quarters as we did not recognize them .

We have undertaken certain remedial actions in our Disclosure Controls to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. We now have put in place a Regulatory Disclosure Committee composed of our CFO, another senior executive and an independent Board member, to ensure that all filings are reviewed and discussed by the members of this Committee in consultation with our outside securities law counsel before they are filed. The Committee will also examine the Company disclosure controls, and work towards developing a systematic process for evaluating the effectiveness of these controls over time.

PART II

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC. (Registrant)
Date: August 14, 2006	/s/ Tony Philipp
Tony Philipp Chief Executive Officer (Chairman of the Board and Principal Executive Officer)
Date: August 14, 2006	/s/ Paul C. Schmidt
Paul C. Schmidt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.