Form 10QSB
period 2006-06-30
UpSnap, Inc.
filed 2006-08-14
CIK 1261019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes [   ] No [X]

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding August 14, 2006
Common Stock ($.001 par value)	21,151,324

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended June 30, 2006

RISK FACTORS

Investing in our common stock involves a high degree of risk. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected.

Financial Risks

Our business has posted net operating losses, faces an uncertain path to profitability, and we have limited cash resources. For the investor, potential adverse effects of this include failure of the company to continue as a going concern. Our auditors have expressed substantial doubt about our ability to continue as a going concern

From the inception of our operating subsidiary, UpSNAP USA, until June 30, 2006, UpSNAP USA has had accumulated net losses of $1,497,762. Our auditors raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. In Q3 of fiscal 2006 UpSNAP posted sales of $247,407 net of carrier charges from the sale of its premium subscription services for mobile content. However, we expect to continue to have net operating losses until we can expand our sales channel and implement our marketing efforts. These continued net operating losses together with our limited working capital of $737,427 and the uncertainties of operating in a new industry make investing in our company a high-risk proposal.

Our business is difficult to evaluate because we have a limited operating history in a new industry. The adverse effects of a limited operating history include reduced management visibility into forward sales, marketing costs, customer acquisition and retention which could lead to missing targets for achievement of profitability.

UpSNAP is operating with a brand new business based around mobile search and content. Business planning and forecasting is difficult to achieve, because the company has a new business model which has not been applied to the mobile markets before. For example, in order to track customer retention and repeat sales levels, it is necessary to have at least 12-24 months of operating history, before management can provide accurate levels of customer churn. It is also difficult to measure seasonal effects with a limited operating history.

We expect to incur expenses associated with the expansion of our sales and marketing efforts and from promotional arrangements with our strategic partners. We expect that our future agreements and promotional arrangements with our strategic partners may require us to pay consideration in various forms, including the payment of royalties, license fees and other significant guaranteed amounts based upon revenue sharing agreements and the issuance of stock in certain cases. In addition, our promotional arrangements and revenue sharing agreements may require us to incur significant expenses, and we cannot guarantee that we will generate sufficient revenues to offset these expenses. To date, UpSNAP has entered into revenue share relationships with carriers and content providers at industry standard margins and has not issued, nor is in discussion with any party to issue stock or warrants, or enter into promotional arrangements to include guaranteed minimum payments. Based on management experience, future contractual arrangements will be based upon standard revenue share relationships at industry-standard margins. We cannot guarantee that we will be able to achieve sufficient revenues in relation to our expenses to become profitable. Even if we do attain profitability, we may not be able to sustain ourselves as a profitable company in the future.

The Company has limited resources to execute its business plan. The risk for investors is that the share price may suffer as better financed competition takes market share, or the company is forced to raise additional funds on unfavorable terms to the existing stockholders.

In September and October 2005, we raised $2,146,200 in a private placement transaction. As of June 30, 2006, we had $723,848 in cash and cash equivalents. The company's current financial models indicate that the company's cash balances may fall to levels that will not sustain operations. This financial model is highly sensitive to revenue forercasts based on new revenue sources which may not materialize, in which case the company will not have adequate cash to fund its operations over the next twelve months. Therefore, the company may be dependent on raising additional capital. We have no commitments for such capital.

However, current funding limits our operating plan to a conservative one and the company's auditors have expressed substantial doubt about our ability to continue as a going concern. We will need additional funding to ensure that we are able to compete in a dynamic and high growth mobile sector. Our financial resources are limited and the amount of funding that we will need to develop and commercialize our products and services is highly uncertain. Adequate funds to aggressively grow the business may not be available when needed or on terms satisfactory to us. A lack of funds may cause us to delay, reduce and/or abandon certain or all aspects of our product development programs. If additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, existing stockholders may suffer dilution. The securities that we issue to raise money may also have rights, preferences and privileges that are senior to those of our existing stockholders.

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

In Q3 of fiscal 2006 more than 99% of our revenues were generated from the Sprint/Nextel Distribution relationship. Due to the Sprint/Nextel merger, we do not have in place a current contract with Sprint. We continue to operate under the terms of the expired contract and as such, the relationship could be terminated at any time. We are working towards formalizing an ongoing contract with Sprint. In order to decrease our dependence on one major US carriers, we need to enhance our ability to find new strategic partners in order to create additional distribution channels for our products and to generate increased revenues. We expect that we will need to invest on an ongoing basis to expand our partner sales force. The creation of strategic partnerships requires a sophisticated sales effort targeted at the senior management of prospective partners. Given our limited budget of $150,000 dedicated to this effort, we expect that we will have a hard time trying to expand the number of strategic partners and other distributors for our products.

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

As of August 14, 2006, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 55.5% of our outstanding common stock. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 97,500,000 shares of common stock. As of August 14, 2006, we have outstanding 21,151,324 shares of common stock. Accordingly, we have 76,348,676 shares of common stock available for future sale.

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

PART I

ITEM 1.  SELECTED FINANCIAL STATEMENTS

UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006
UNAUDITED

ASSETS
Current Assets
Cash	$723,848
Accounts receivable	172,993
Other current assets	23,786

TOTAL CURRENT ASSETS	920,627

PROPERTY & EQUIPMENT (Note H)
Computer and office equipment	166,307
Accumulated Depreciation	(25,250)

NET PROPERTY & EQUIPMENT	141,057

OTHER ASSETS
Other intangibles (Note L)	1,310,160
Goodwill (Note L)	4,677,862
Security deposits	1,114

TOTAL ASSETS	$7,050,820

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$167,532
Total Other Current Liabilities	15,668

TOTAL CURRENT LIABILITIES	183,200

LONG TERM LIABILITIES
Note Payable (Note K)	113,500
TOTAL LIABILITIES	296,700

Commitments (Note I)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized,	21,151
issued and outstanding 21,151,324 shares at June 30, 2006
Additional paid-in capital	8,226,034
Accumulated deficit	(1,493,065)

TOTAL STOCKHOLDERS' EQUITY	6,754,120

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$7,050,820

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
SALES AND COST OF SALES
Sales	$247,408	$-	$491,450	$-
Cost of Sales	135,173	-	245,749	-
Gross Profit	112,235	-	245,701	-

OPERATING EXPENSES
Product development	100,748	12,911	299,901	66,116
Sales and marketing expenses	63,778	-	168,309	9,103
General and administrative	581,033	16,972	1,097,848	33,468

Total Expense	745,559	29,883	1,566,058	108,687

Net operating income	(633,324)	(29,883)	(1,320,357)	(108,687)

Other income and expense
Interest income	8,762	-	13,653	-
Interest expense	-	-	300	-
Net Other Income	8,762	-	13,353	-
NET LOSS	$(624,562)	$(29,883)	$(1,307,004)	$(108,687)

Net loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	21,151,324	4,013,100	17,981,123	4,013,100

The average shares listed below were not
included in the computation of diluted losses
per share because to do so would have been
antidilutive for the periods presented:
Warrants:	5,144,668	-	4,287,223	-

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2004 to JUNE 30, 2006
UNAUDITED

	Common Stock
					Total
			Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	capital	Deficit	(Deficit)
Balances, September 30, 2004		$-	$27,474	$(27,474)	$-
					-
Donated capital			119,525		119,525
Shares issued for cash ($.0003 per share)	12,999,999	1,300	1,700		3,000
Net loss				(158,586)	(158,586)

Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623		2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712		6,000,074
Net loss				(1,307,005)	(1,307,005)

Balances, June 30, 2006	21,151,324	$21,151	$8,226,034	($1,493,065)	$6,754,120

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
UNAUDITED

	For the nine month period ended June 30, 2006	For the nine month period ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,307,004)	$(108,687)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,250	-
Amortization of intangibles	301,380	-
Changes to goodwill	(36,408)	-
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES:
(Net of effect of acquisition)
Accounts receivable	(101,371)	-
Other current assets	(20,786)	-
Deposits	(1,115)	-
Accounts payable and accrued expenses	162,178	-
Other current laibilities	(16,200)	-

NET CASH USED FOR OPERATING ACTIVITIES	(994,076)	(108,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash to acquire XSVoice, Inc.	(243,241)	-
Cash received from the company merger	1,919,662	-
Purchase of equipment	(134,107)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,542,314	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	3,000
Donated capital	-	109,205

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	112,205

NET INCREASE IN CASH	548,238	3,518

CASH, beginning of period	175,610	-
CASH, end of period	$723,848	$3,518

Taxes paid	$-	$-
Interest paid	$-	$-

Other non-cash investing and financing activities:
Shares issued in connection with reverse merger	$2,097,112	$-
Shares issued in connection with XSVoice acquisition	$6,000,074	$-

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to SEC Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on SEC Form 10-KSB for the year ended September 30, 2005.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of June 30, 2006 and the results of their operations for the three and nine month periods ended June 30, 2006 and 2005 and their cash flows for the nine months ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

On January 6, 2006, the Company completed the purchase of XSVoice, Inc., a privately held wireless platform and application developer, by acquiring substantially all of the assets of XSVoice, Inc. for a total purchase price of $6.3 million. XSVoice, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition ( See Note L).

The consolidated financial statements include the operations of UpSNAP, Inc. from November 15, 2005 through June 30, 2006.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Research and Development Expenditures

The Company incurs product development expenses related to the ongoing development of their search engine technology and connecting new clients to the existing streaming audio platform. Research and development expenses consist primarily of wages paid to employees and to independent contractors. The Company follows the guidelines in Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Expenditures, including equipment used in research and development activities, are expensed as incurred.

Revenue Recognition

The Company recognizes revenue under the guidance provided by the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

The Company receives revenue from the wireless carriers by providing streaming audio content that the carriers make available to their mobile handset customers. UpSNAP generates revenues from this line of business in two distinct ways:

1.
Provider of Technology Platform: UpSNAP provides technology to brands that have their own mobile distribution and revenue arrangements with the carriers. In this case, UpSNAP does not act as the principal in the transaction. The brands - typically large brands such as NASCAR or ESPN, have their own relationships with the carriers and look to UpSNAP to provide the technology platform and service, while they retain the relationship with the consumer and set the pricing. In these cases, UpSNAP reports net revenues received from the carrier which are revenues after both carrier charges and content provider charges.

2.
UpSNAP is Principal Party: UpSNAP acts as the principal party in the content relationships. Specifically, UpSNAP has the relationship with the carriers, sets the re-sale price at which consumers buy the product, pays the content provider for the content, and builds the mobile application or service. In these relationships, the Company recognizes revenue based on the gross fees remitted by the carrier to the company. The Company’s payments to the third party content providers are treated as cost of sales.

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

Advertising costs

The Company expenses all advertising as incurred. For the nine month periods ended June 30, 2006 and 2005 the Company incurred advertising expense of $19,899 and $0 respectively. During the three months ended June 30, 2006 and 2005, the Company incurred $9,847 and $0, respectively for advertising expense.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments-an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting ("SFAS 133"). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

NOTE C - STOCKHOLDERS’ EQUITY

The Company issued 9,999,999 shares of common stock to its directors on December 20, 2004 for $3,000 of which, $2,000 was paid in cash and $1,000 was paid by director’s reimbursable company expense. The shares issued have been restated to 12,999,999 to reflect the 1.3 to 1 forward split on August 28, 2005.

Donated capital represents Company expenses paid by certain directors of the Company totaling $119,525 during the period from inception to June 30, 2006.

On August 28, 2005, the Board of Directors of UpSNAP, Inc. approved a 1.3 for 1 forward stock split which was approved by a majority of the existing shareholders. The forward stock split has been retroactively applied and is reflected in the statement of stockholders’ equity.

On November 15, 2005, the closing under the Share Exchange occurred. 5,788,495 shares of common stock were issued to the stockholders of UpSNAP USA, Inc. Additionally, 370,000 shares of common stock and 560,000 warrants were issued to an investment banking firm in consideration for services provided (See Note D).

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

During September - October 2005, the Company issued Series A warrants to purchase 2,384,668 shares of common stock at $1.50 per share, in conjunction with the Company’s Private Placement. The fair value of the warrants in the amount of $1,032,561 was recorded as a debit and credit to additional paid in capital so there was no net impact on equity. The Private Placement warrants have a twelve month life.

In October 2005, the Company issued Series B warrants to purchase 2,200,000 shares of common stock at $1.10 per share to investor relations firms in conjunction with services related to the Private Placement offering. The warrants have a term of five years. These warrants have been recorded at fair value using the Black-Scholes option-pricing model. The value of these warrants, $2,057,125, was recorded as additional paid-in capital and a non-cash compensation expense in October 2005 in the financial statements of UpSNAP, Inc. This non-cash compensation expense was eliminated in the accounting associated with the reverse merger.

In November 2005, the Company issued warrants to purchase 560,000 shares of common stock at $0.90 per share to an investment bank in conjunction with investment services related to the Private Placement offering. The warrants have a term of five years. These warrants have been recorded at fair value using the Black-Scholes option-pricing model. The value of these warrants, $900,063, was recorded as additional paid-in capital and a non-cash compensation expense in November 2005. This non-cash compensation expense was eliminated in the accounting associated with the reverse merger.

The following table summarizes information about warrants outstanding at June 30, 2006:

	Shares Exercisable	Exercise Price	Date of Expiration
Series A Warrant: Issued in conjunction with Private Placement	2,384,668	$1.50	September - October 2006
Series B Warrant: Issued for investor relations services	2,200,000	$1.10	October 2010
Viant Capital LLC Warrant	560,000	$0.90	November 2010
Total	5,144,668

At June 30, 2006, a total of 5,144,668 warrants remain outstanding. All warrants are fully vested and exercisable upon issuance.

NOTE E - INCOME TAXES

For the twelve month period ended September 30, 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2006, the Company had approximately $1,989,000 of accumulated net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

The components of the Company’s deferred tax asset are as follows:

As of September 30
2005
Deferred tax assets:
Net operating loss carryforwards	$682,442
Total deferred tax assets	682,442

Net deferred tax assets before valuation allowance	682,442
Less: Valuation allowance	(682,442)
Net deferred tax assets	$-0-

For financial reporting purposes, the Company has incurred a loss since its inception. The Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2006.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Twelve Month Period Ended September 30
2005
Federal and state statutory rate	$238,854
Change in valuation allowance on deferred tax assets	(238,854)
$0

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through June 30, 2006 totaling $1,493,065 and as of June 30, 2006, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE G - CONCENTRATION OF CREDIT RISK

Since inception of revenues in January 2006, our largest customer accounted for more than 99% of sales.

The Company has deposits of $725,306 in a bank in excess of federally insured limits at June 30, 2006. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2006:

Fixed Assets
Computer and office equipment	$166,306.75
Computer Equipment	162,306.75
Office Equipment	1,000.00
Office Furniture	3,000.00
Accumulated Depreciation	(25,249.71)
Total Fixed Assets	$141,057.04

Depreciation expense for the nine months ended June 30, 2006 and 2005 was $25,250 and $ 0 , respectively. Depreciation expense for the three months ended June 30, 2006 and 2005 was $8,297 and $ 0, respectively.

The estimated service lives of property and equipment are 3 - 7years.

NOTE I - COMMITMENTS

In March 2006, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2007 at a rate of $2,250 per month. Future maturities associated with this commitment are as follows:

Year Ended September 30	Amount
2006	$6,750
2007	$11,250

NOTE J - RELATED PARTY TRANSACTION

The Chairman of the Board of the Company provides services to the Company as its CEO, for monthly compensation of $10,000 and related expenses. The Company pays $10,000 per month in fees to a board member who is providing services related to product content.

NOTE K - NOTE PAYABLE

As part of the consideration for the purchase of XSVoice, the Company assumed the principal balance of a November 5, 2004 note  that was in default between XSVoice, Inc. and one of its carrier partners. The principal balance of the note at the time of the acquisition of XSVoice, Inc. was $113,500 and it carries an interest rate of 5% above the prime rate and is subject to an additional 2% after any Event of Default. The Company has been unable to identify any parties within the carrier that are aware of the note and are thus able to negotiate terms. The carrier has also made no attempts to collect the note. The Company carries the note as long-term and is not accruing interest.

NOTE L - ACQUISITION OF XSVOICE, INC.

On January 6, 2006, the Company completed the purchase of XSVoice, Inc., a privately held wireless platform and application developer, by acquiring substantially all of the assets of XSVoice, Inc. for a total purchase price of $6.4 million. XSVoice, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition.

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

The aggregate purchase price of $6,393,223 consisted of $198,829 in cash consideration, the assumption of $113,500 in debt, and common stock valued at $5,735,000. In addition, the Company paid $80,820 for accounting and legal fees related to the acquisition and issued common stock valued at $265,074 for investment banking services.

The value of the 2,362,830 common shares issued as a result of this acquisition was determined based on the average market price of the Company’s common shares over the preceding 15-day period before the closing date of the acquisition.

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

Of the $6,402,902 of acquired intangible assets, $1,345,040 was assigned to the SWinG technology platform, $104,000 for customer relationships, $78,000 for employment contracts, and $84,500 for supplier contracts. These intangible assets were assigned a life of 12 months with the exception of the SWinG technology platform that was assigned a life of 48 months. The remaining unallocated intangible balance of $4,791,362 was assigned to goodwill .

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

NOTE M - PRO FORMA INFORMATION

The unaudited pro forma consolidating statement of operations give effect to the reverse merger and XSVoice acquisition as if it had occurred at the beginning of the nine month period ended June 30, 2006 and the fiscal year ended September 30, 2005. The unaudited pro forma consolidating financial statements are based on available information and the assumptions and adjustments described in the accompanying notes. The unaudited pro forma consolidating financial statements do not purport to represent what the results of operations actually would have been if the events described had occurred as of the dates indicated or what such results will be for any future periods.

The combining companies have different year ends. For purposes of these statements, the year end of December 31 for XSVoice, Inc. has been changed to September 30, which is the year end of UpSNAP, Inc. which is the surviving entity.

UPSNAP, INC.
PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
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

UPSNAP, INC.
PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2006
UNAUDITED

	Consolidated UpSNAP, Inc. 10/1/2005 - 6/30/2006	UpSNAP, Inc. fka Manu Forti Group 10/1/2005 - 11/15/2005	XSVoice, Inc. 10/1/2005 -1/6/2006		Pro-Forma Entries	6/30/06 Pro-Forma Consolidated
SALES AND COST OF SALES
Sales	$491,449.72		$218,137.76			$709,587.48
Cost of Sales	245,748.60		134,864.64			380,613.24
Gross Profit	245,701.12		83,273.12			328,974.24

OPERATING EXPENSES					-
Product development	299,901.28		21,666.64		-	321,567.92
Sales and marketing expenses	168,308.89		-			168,308.89
General and administrative	1,097,848.13	3,808,334.71	558,454.03			5,464,636.87

Total Expense	1,566,058.30	3,808,334.71	580,120.67			5,954,513.68

Net operating income (loss)	(1,320,357.18)	(3,808,334.71)	(496,847.55)			(5,625,539.44)

Other income and expense
Other Income	-		68,926.44	(1)	(68,926.44)	-
Interest income	13,652.77	162.74				13,815.51
Interest expense	300.00		40,896.91	(1)	(40,896.91)	300.00

NET LOSS	$(1,307,004.41)	$(3,808,171.97)	$(468,818.02)		$(28,029.53)	$(5,612,023.93)

(1) To eliminate expenses related to assets and liabilites of XSVoice not acquired as part of the January 6, 2006 Asset Purchase Agreement.

ITEM 2.  PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

BUSINESS OVERVIEW

UpSNAP is a mobile search engine that helps mobile US consumers quickly find mobile content and entertainment services. UpSNAP provides a seamless platform for search & content delivery to almost all mobile devices in the United States. Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan, the NASCAR in car-audio application on Sprint/Nextel, ABC, , ESPN Radio, ESPN Deportes, Radio Disney & Batanga. UpSNAP currently operates in the United States only.

General

Consumer interest and spend on mobile phones and services are showing the highest growth rates ever. In the US, according to the Cellular Telecommunications & Internet Association (CTIA) as reported in its Semi-Annual Wireless Survey Year-End 2005, subscribers grew by 25 million from June 2004 to June 2005. As of December 2005 there are 207 million currently subscribed cell phone users in the US according to this report.

UpSNAP’s search technology is based on text messaging or Short Message Service (SMS) which is proving to be extremely popular amongst the youth demographic in the United States.

According to the CTIA’s April 2006 Wireless Quick Facts Report, 9.8 billion messages were sent in December 2005, up 109% from 4.8 billion messages in December 2004. 48.7 billion SMS messages were sent in the last six months of 2005, up 50% from 32.5billion in the first six months of 2005, and up 97% from 24.7 billion in the last six months of 2004.

Reports are available from http://www.ctia.org/ and are free to the public.

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

The business model is a media model - reliant on the sale of subscriptions and advertising from content-based services. UpSNAP relies on third-party operators for our advertising.

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

Similarly, consumers looking for sports scores, for example, will receive a text message advertising UpSNAP premium sports services. The short-code can also be used for Premium Text Messaging Services (PSMS) which are directly billed by the carriers, and included on the consumer’s phone bill. UpSNAP has PSMS services provisioned for billing with most of the major US carriers including, Cingular, Sprint/Nextel, T-Mobile and Alltel. These short-codes at present will only work on US handsets, limiting the geographic coverage of the service to those areas in the United States with cell-phone coverage. Our mobile search engine was launched live to consumers in November 2005.

These searches do not generate any revenue for UpSNAP. They are free content to the consumer and are used by UpSNAP as a promotional vehicle to convert consumers from free to paid services.

PAY-PER-CALL ADVERTISING PLATFORM

Once a consumer makes a search for a specific search category or uses a “key-word’ identified and purchased by an UpSNAP partner as indicative of buying behavior, the UpSNAP advertising platform inserts a “paid’ advertising listing into the search reply.

UpSNAP has a Voice Over Internet Protocol (VoIP) switch which seamlessly bridges the merchant telephone number with the consumer via a call connect. Our Pay Per Call advertising platform can then record the number of calls received by a merchant and produce an audit trail for a billing engine. UpSNAP partners with specialized “Pay-Per-Call” companies, that sign-up advertisers nationwide throughout the US for this type of advertising. Our pay-per-call advertising platform technology was built in 2005, and our first pay-per-call-partnership was announced with Ingenio, who provides pay-per-call advertisers nationwide on May 4, 2006. We rely on third party operators for our advertising. For example if a national pizza chain were to only want to target select US cities, our third party partners would only pass us the advertising for a specific geographical locale.

UpSNAP will generate future revenues based on negotiated revenue share arrangements with “Pay-Per-Call” companies.

SWING STREAMING AUDIO PLATFORM

UpSNAP’s SWinG (Streaming Wireless Internet Gateway) platform enables mobile access to virtually any type of live and on-demand streaming audio content. The software translates data from almost any type of common audio format, for example MP3 files, to allow it to be streamed to cell-phones capable of supporting audio streaming. If the cell-phone does not have any data services, the platform broadcasts the audio via the voice channel on the cell-phone. The SWinG platform is thus able to be used on any cell phone in the United States, regardless of handset, data package or software. The SWinG platform was built over the course of 2002-2004 and is fully operational.

Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan, the NASCAR in car-audio application on Sprint/Nextel, ABC, FOX News, ESPN Radio, ESPN Deportes, Radio Disney & Botanga. The catalogue of content includes over 130 radio stations, with a wide selection of content ranging from Christian Radio to Hip-Hop.

The company generates subscription revenues from the SWinG platform by providing the technology platform to major companies that already have a relationship with the carriers, such as ESPN and NASCAR. In addition, the Company generates revenues acting as the principal in the relationship with the carriers, providing content from over one hundred third party content providers.

The subscription revenues can take two forms. 1.) One off Subscription: A consumer subscribes for a particular event or for a limited amount of time. For example, in the case of the NASCAR Fan-Scan in car audio content, consumers purchase a “$4.99 race pass” that is only good for one NASCAR race, and will simply expire after the race is finished. 2.) Recurring Subscribers: Consumers can also subscribe per month. For example, in the case of the NASCAR Fan-Scan in car audio content, consumers purchase a “$9.99 race pass” that is valid for use each month, until the consumer chooses to opt out.

In each case, the cost of the paid service is added to the consumer’s phone-bill, and the carriers pay UpSNAP after deducting their margin and associated costs.

Margins

The selling of mobile content typically involves

1
The wireless carrier, who operates the cellular infrastructure and billing interface to add micro-payments from wireless services onto the customer phone bill. The carrier will typically demand 30-50% of the gross revenues. UpSNAP reports revenues net of the carrier gross margin. For example, if UpSNAP sells an application for $10.00 to the consumer, UpSNAP would only report $5-$7 of net revenue.

2	An aggregator or mobile delivery and clearing house for the receipt and delivery of mobile messages will take 5-10% of the gross sale value

3
The content owner who has the rights to the mobile content typically will take 20-85% of the net proceeds of the sale after all carrier and distribution charges depending on the nature, exclusivity and licensing rights of the content. If the content owner has a large brand, and distribution rights and relationships with the wireless operators, the content owner will be able to demand a higher margin, but will also bring much higher volume to the transaction. If the content is not exclusive, or is not a name brand, the content owner will be reliant on other companies such as UpSNAP to promote and distribute the application, and will thus take a much smaller margin.

The mobile supplier, in this case UpSNAP, takes between 15-80% of the remaining net revenue, A large media brand that has distribution with the wireless carriers and exclusive content will typically act as the principal in the wireless application deal, and will retain their brand and direct consumer relationship (via the mobile operator) with the consumer. In this case UpSNAP acts as a service provider, and will typically be paid a smaller margin and will not show the revenues from the content. In all other cases, UpSNAP acts a the principal in the wireless application deal. UpSNAP builds the application, makes it available on its servers, and on the wireless handsets, introduces the content into the wireless distribution channels, sets the price, and handles all the customer related issues and support.

DISTRIBUTION AGREEMENTS

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

Plan of Operations

In Q3 of fiscal 2006 UpSNAP posted sales of $247,408 net of carrier charges from the sale of its premium subscription services for mobile content. These revenues were largely generated from sales of its Fan Scan NASCAR in-car Audio content, sold via Sprint/Nextel and premium music radio sales.

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

Our growth strategy contemplates acquisitions.  During the second Quarter of fiscal 2006 we successfully integrated the assets and personnel of XSVoice into the company. We continue to look for acquisition targets for 2006 although this will depend upon the timing and availability of appropriate acquisition opportunities. Our business plan calls for acquisitions in the advertising sector, that will allow us increase our average revenue per subscriber as well as our distribution channels.

As of June 30, 2006 we have a total of nine full-time employees and three full-time contractors working for UpSNAP, one full time and six part time individual contractors. We do not expect significant increases in employees, but do expect incremental additions in line with revenues in all areas of the business.

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 2005

Our net losses during the nine-month period ended June 30, 2006 were $1,307,004 compared to a net loss of $108,687 during the nine-month period ended June 30, 2005.

The Company was a development stage company during the nine month period ended June 30, 2005. Activities were primarily limited to outside contractors performing product development work, marketing costs, and officer’s travel expenses.

The Company began to build an infrastructure after the reverse merger was completed on November 15, 2005. The Company opened an office in Davidson, North Carolina and added nine employees, four of whom were former employees of XSVoice, Inc.

The Company commenced generating revenue immediately after the XSVoice, Inc. acquisition on January 6, 2006, resulting in revenues of $491,450 for the nine month period and gross profit of $245,701.

During the nine-month period ended June 30, 2006, we incurred operating expenses of $1,566,058 compared to operating expenses of $108,687 incurred during the nine-month period ended J, 2005, The increase in operating expenses during the nine-month period ended June 30, 2006 from the same period in 2005 resulted from: (i) an increase of $233,785 in product development costs as the Company added personnel to support both the acquired streaming audio technology from XSVoice, Inc. as well as the Company’s mobile search platform, (ii) an increase of $159,206 in sales and marketing costs reflecting the addition of a director of marketing position and public relations efforts, and (iii) an increase of $1,064,379, in general and administrative expenses resulting from increased operating costs associated with increased operations and professional fees related to our SEC filings and filing of a registration statement of form SB-2 and $301,380 in amortization expense related to intangible assets generated as a result of the XSVoice acquisition.

For the nine months ended June 30, 2006, our net loss was ($1,307,004) or ($0.07) per common share compared to a net loss of ($108,687) or ($0.03) per common share for the nine month period ended June 30, 2005.

THREE-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2005

Our net losses during the three-month period ended June 30, 2006 were $624,562 compared to a net loss of $29,883 during the three-month period ended June 30, 2005. During the three-month period ended June 30, 2006 we generated $247,408 in net revenues compared to no net revenues for the three-months ended June 30, 2005. The increase in revenues is due to the XSVoice acquisition which closed on January 6, 2006.

During the three-month period ended June 30, 2006, we incurred operating expenses of $745,559 compared to operating expenses of $29,883 incurred during the three-month period ended June 30, 2005. The increase in operating expenses during the three-month period ended June 30, 2006 from the same period in 2005 resulted from: (i) an increase of $87,837 in product development costs as the Company added personnel to support both the acquired streaming audio technology from XSVoice, Inc. as well as the Company’s mobile search platform, (ii) an increase of $63,778 in sales and marketing costs reflecting the addition of a director of marketing position and public relations efforts, and (iii) an increase of $564,061, in general and administrative expenses resulting from increased operating costs associated with increased operations and professional fees related to our SEC filings and filing of a registration statement of form SB-2 and $283,613 in amortization expense related to intangible assets generated as a result of the XSVoice acquisition.

For the three months ended June 30, 2006, our net loss was ($624,562) or ($0.03) per common share compared to a net loss of ($29,883) or ($0.01) per common share for the nine month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our current assets were $920,627 and our current liabilities were $183,200, which resulted in net working capital of $737,427.

For the nine months ended June 30, 2006, net cash flow used by operating activities was $994,077 compared to net cash used in operating activities of $108,687 for the nine months ended June 30, 2005. The increase in cash flows used in operating activities is mainly due to the increase in operating loss for the period.

Net cash flows provided by investing activities amounted to $1,542,314 for the nine months ended June 30, 2006 compared to none for the nine months ended June 30, 2005. The Company received $1,919,662 in cash as part of the reverse merger. In addition, the Company spent $243,241 in cash as consideration and professional fees for the XSVoice acquisition and $134,107 to purchase computer equipment to support the expanding product development efforts.

There was no net cash flow provided by financing activities for the nine months ended June 30, 2006 compared to $112,205 for the nine months ended June 30, 2005 resulting primarily from donated capital from the Company’s founders.

In summary, based upon the cash flow activities as previously discussed, for the nine months ended June 30, 2006, our overall cash position increased by $548,237.

Overall, we have funded our cash needs from inception through June 30, 2006 with the $2,146,200 in funds acquired as part of the September - October 2005 Private Placement.

We had cash on hand of $723,848 and a working capital surplus of $737,427 as of June 30, 2006. The company's current financial models indicate that the company's cash balances may fall to levels that will not sustain operations. This financial model is highly sensitive to revenue forercasts based on new revenue sources which may not materialize, in which case the company will not have adequate cash to fund its operations over the next twelve months. Therefore, the company may be dependent on raising additional capital. We have no commitments for such capital.

If we choose to launch a more aggressive operating plan and cash flow from existing operations is not sufficient, management may seek long-term financing through additional debt or equity financing to fund the rollout of an expanded product line. No assurance can be given that such financing would be available.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Controls. We recently reevaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Tony Philipp, and our Chief Financial Officer, Paul C. Schmidt .As a result of this evaluation we have revised the evaluation included in our 10QSB quarterly reports for the periods ended December 31, 2005 and March 31, 2006.

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

Result of the Evaluation.  Our principal executive officer and principal financial officer recently reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The result of that review concluded that our disclosure controls and procedures were in part ineffective, as of the end of the period covered by this report, so as to insure that all of the information required to be reported in our periodic reports was recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, because we had failed to recognize that there was a deficiency in our Disclosure Controls in our failure to report on their adequacy as required by Item 8A in our annual report on Form 10-KSB for the transition period ending September 30, 2005. These failures existed as of the end of the December 31, 2005, March 31, 2006 and June 30, 2006 financial quarters as we did not recognize them.

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

Additionally, there has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II

ITEM 6.  EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

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

10.8	Asset Purchase Agreement, dated January 6, 2006, by and between UpSNAP, Inc. and XSVoice, Inc. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on January 12, 2006)

10.9	Nextel Online Handset Placement Agreement with Nextel Finance Company [1]

10.10	Commercial Service Agreement between UpSNAP, Inc. and Simplewire, Inc. dated February 7, 2006 [1]

10.11	Letter Agreement between UpSNAP, Inc. and Tony Philipp dated July 10, 2006 [1]

10.12	Letter Agreement between UpSNAP, Inc. and Richard Jones dated July 10, 2006 [1]

10.13	Letter Agreement between UpSNAP, Inc. and Paul Schmidt dated July 10, 2006 [1]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer*

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein
1 incorporated by reference to Amendment No. 2 our Form SB-2 Registration Statement, Reg. No. 333-132893, filed July 13, 2006.