Form 10KSB/A
period 2005-09-30
UpSnap, Inc.
filed 2006-09-18
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB/A
AMENDMENT NO.4
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: ________________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2005 to September 30, 2005

Commission file number 333-108911

UPSNAP, INC.
(Formerly Manu Forti Group, Inc.)
_______________________________________________
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA ____________________	20-0118697 _____________________
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 20836 __________________________________________________________
(Address of Principal Executive Offices) (Zip Code)

(919) 412-8132
___________________________________________
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:      NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:      COMMON STOCK, PAR VALUE $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: as of September 13, 2006 : $0.94

The number of shares of the registrant’s common stock outstanding as of the latest practicable date: September 14, 2006:   21,151,324 shares.

Transitional Small Business Disclosure format:     Yes ☒ No ☐

EXPLANATORY NOTE

Upsnap, Inc. is filing this Amendment No. 4 to include revised Item 8A “Controls and Procedures” of Form 10-KSB. Other than the foregoing, all other sections of this Amended Report on Form 10-KSB, remain the same as the Registrant’s Amendment No.3 to Form 10-KSB filed on June 2, 2006, and investors should review the Registrant’s most recent filings for updated information on the operations and financial condition of the Registrant.

Item 8A

Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-KSB.

Based on the evaluation, our chief executive officer and chief financial officer concluded at September 30, 2005, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

After September 30, 2005, it came to our attention that we omitted the above disclosure called for by Item 8A of Form 10-KSB. We first became aware of this deficiency upon receipt of the SEC Comment Letter dated April 25, 2006 addressed to us in connection with our Registration Statement on Form SB-2. This letter brought to our attention a deficiency in our disclosure controls and procedures in that we had failed to confirm that the report complied with the applicable disclosure requirements.

In the Fourth Quarter of our 2006 Fiscal Year we implemented certain remedial actions in our disclosure controls and procedures to ensure that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We now have put in place a Regulatory Disclosure Committee composed of our chief financial officer, another senior executive and an independent Board member, to ensure that all filings are reviewed and discussed by the members of this Committee in consultation with our outside securities law counsel before they are filed. The Committee will also examine the Company disclosure controls, and work towards developing a systematic process for evaluating the effectiveness of these controls over time. We do not expect to incur any material expenditures in connection with the implementation of these procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 13    Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 4 to transition report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  September 15, 2006

Upsnap, Inc.

By:	/s/ Tony Philipp
Tony Philipp
Chief Executive Officer and President