Form 10QSB/A
period 2005-12-31
UpSnap, Inc.
filed 2006-09-18
CIK 1261019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding September 14, 2006
Common Stock ($.001 par value)	21,151,324

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

ITEM 3. CONTROLS AND PROCEDURES

Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-QSB.

Based on the evaluation, our chief executive officer and chief financial officer concluded at December 31, 2005, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Although we provided the disclosure required by Part 1, Item 3 of Form 10-QSB “Controls and Procedures,” in this Quarterly Report on Form 10-QSB and although our chief executive officer and chief financial officer concluded as of the end of the period covered by this Quarterly Report on Form 10-QSB that our disclosure controls and procedures were effective, we reevaluated these controls and implemented additional procedures. As these additional procedures were not in place at the end of the period covered by this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have now concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UPSNAP, INC.
(Registrant)
Date: September 15, 2006	/s/ Tony Philipp
Tony Philipp
Chief Executive Officer
(Chairman of the Board and
Principal Executive Officer)
Date: September 15, 2006	/s/ Paul C. Schmidt
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