Form 10QSB/A
period 2006-06-30
UpSnap, Inc.
filed 2006-09-18
CIK 1261019

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

Based on the evaluation, our chief executive officer and chief financial officer concluded at June 30, 2006, that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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