Form 10KSB
period 2006-09-30
UpSnap, Inc.
filed 2006-11-22
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10−KSB
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 000-50560

UPSNAP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	20-0118697 (I.R.S. Employer Identification No.)

134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 20836
(Address of Principal Executive Offices)

(704) 895-4121
(Registrant’s Telephone Number, Including Area Code)

Securities registered under section 12(b) of the Exchange Act:  none

Securities registered under section 12(g) of the Exchange Act:  common stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No X

State issuer's revenues for its most recent fiscal year:  $742,851

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 17, 2006:  $17,664,671

The number of shares of the registrant's common stock outstanding as of November 17, 2006:  21,151,324 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  none

PART I

Except as otherwise indicated by the context, references in this annual report to “UpSNAP,” “we,” “us,” or “our,” are references to the combined business of UpSNAP, Inc. and its wholly-owned subsidiary, UpSNAP USA, Inc. or UpSNAP USA. References to “Securities Act” are references to the Securities Act of 1933, as amended and references to “Exchange Act” are references to the Securities and Exchange Act of 1934, as amended.

ITEM 1.  DESCRIPTION OF BUSINESS.

History and Background

UpSNAP USA Inc. was founded in April 2004 as the first mobile search engine using text messaging and pay-per-call advertising. The mobile search engine helps consumers find merchants, content and local services from their mobile handset. During 2004 the company developed its intellectual property platform, and was occupied almost solely with research and development.

On November 15, 2005, UpSNAP USA completed a reverse acquisition transaction with Manu Forti, Inc., a Nevada corporation, that had been formed in July 25, 2003. In connection with the reverse acquisition transaction, UpSNAP USA, Inc. became a wholly-owned subsidiary and the name was changed from Manu Forti Group Inc. to UpSNAP, Inc. The original business plan of Manu Forti was to explore mineral property in British Columbia. In the summer of 2005 Manu Forti decided that it would not be successful in that endeavor. Accordingly, Manu Forti wound down the mineral exploration business and became a shell company and sought out acquisition targets.

Manu Forti issued to the stockholders of UpSNAP USA 11,730,000 shares of common stock, constituting 62.4% of our common stock, in exchange for all of the issued and outstanding capital stock of UpSNAP USA. UpSNAP USA thereby became a wholly-owned subsidiary and the former stockholders of UpSNAP USA became our controlling stockholders. The shares were issued to the stockholders of UpSNAP USA in reliance upon an exemption from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with UpSNAP USA as the acquirer and UpSNAP, Inc. as the acquired party. When we refer in this annual report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of UpSNAP USA.

On January 6, 2006, we completed the acquisition of substantially all of the assets of XSVoice. Our operations consist solely of the operations of UpSNAP USA, which is now our wholly owned subsidiary, as well as that of the business acquired from XSVoice.

Summary of our Business Generally

Through UpSNAP USA, we are a mobile search engine company that helps consumers find merchants and local services instantly. Currently mobile consumers must load up a WAP, or wireless application protocol, to browse websites, or pay as much as $2.50 for 411 information directory services. We solve this problem by using text messaging to connect consumers to paying advertisers, free of charge.

Our patent-pending technology combines a highly flexible search and command language with a rich multi-media Voice over Internet Protocol, or VoIP, back-end that connects merchants that are willing to pay for new customers with consumers that benefit from the free service.

Our platform allows a mobile consumer to perform a local search using text messaging. We developed a mobile advertising engine that allows us to charge merchants to accept incoming phone calls from potential consumers, reversing the current user pays model for 411 based directory assistance services.

From inception through 2004, UpSNAP USA has been primarily engaged in research and development. A beta version of our mobile search engine was released in November 2004. The mobile search engine went into production in November 2005.

On January 6, 2006, we acquired the assets of XSVoice Inc., a provider of streaming media for mobile phones. The acquisition gives us a rich portfolio of audio content, including premier entertainment and news outlets including more than 100 music and entertainment channels. XSVoice has provided nearly 2 million mobile consumers with access to a variety of audio content.

The acquisition of XSVoice enables us to provide a mobile search and broadcasting platform that supports the end-to-end requirements of searching and delivering mobile content for all devices and all carriers. Through our Streaming Wireless Internet Gateway (TM) (SWinG) platform, we now enable virtually any type of live or on-demand audio content, including Internet-based streaming audio, radio, podcasts or other media source, to be delivered to all the 207 Million mobile phone devices in North America.

An Overview of Our Industry

We participate in the mobile search industry. We help mobile consumers find people, products, and places using their cellular telephones. Americans are now using many mobile services such as text messaging, pictures and even video messages, which are all clones of features they spend time doing on their home PC.

However, the number one reason people use the Internet is to search and that has not proven to be a great application on the mobile platform. Many existing search engines, such as Yahoo! and Google have attempted to use a small browser built into the mobile phone. This technology tries to turn a mobile phone into a PC and has not proven to be popular.

The most often cited reason for mobile’s search failure is the cost of using data services on wireless and the phone itself. Typing in any information, like a Web address or a search inquiry, is very difficult and time consuming, even with the latest attempts to include full keyboards with phones. The small screen size, also makes it difficult to see all the results that you would get on the Web. Our patent-pending technology allows people to search at very low cost for merchants and services, and be directly connected to the merchants using the phone.

Our Strategic Relationships

UpSNAP is largely dependent on one strategic relationship. In our 2006 fiscal year substantially all of our revenues were generated from the Sprint/Nextel Distribution relationship. Due to the Sprint/Nextel merger, we do not have in place a current contract with Sprint. We continue to operate under the terms of the expired contract and as such, the relationship could be terminated at any time. We are working towards formalizing an ongoing contract with Sprint. In order to decrease our dependence on one major US carrier, we need to enhance our ability to find new strategic partners in order to create additional distribution channels for our products and to generate increased revenues. We expect that we will need to invest on an ongoing basis to expand our partner sales force. The creation of strategic partnerships requires a sophisticated sales effort targeted at the senior management of prospective partners. Given our limited annual budget of $150,000 dedicated to this effort, we expect that we will have a hard time trying to expand the number of strategic partners and other distributors for our products.

UpSNAP also expects to rely on other US mobile carriers to sell its products and collect revenues which are then passed onto UpSNAP. Although management has no reason to believe that these arrangements are going to be adversely affected in the future, it is management experience that carrier contracts are prone to change and re-negotiation. UpSNAP also relies on the content developers to enter into commercially reasonable relationships with UpSNAP to allow for the re-selling of the content to consumers. UpSNAP has over 150 content partners and is not dependent on any one content supplier.

Our Competition

Our business of combining mobile search along with selling premium subscriptions for content is we believe a unique one in the United States. Our business model faces no direct competition.

However, we do face competition in the arena of mobile search in general, and through other companies providing content delivery and sale of mobile content to cellular subscribers.

The mobile search market is still in its infancy. Market share numbers either by traffic or revenues are not available for the mobile search sector.

In a general sense we face competition from all of the existing mobile search engines, such as Google and Yahoo! and newcomers to the mobile search markets, such as 4INFO, and Askmenow. Google and Yahoo! have both launched SMS or text based search engines. These allow consumers to get basic information data for the cost of sending a SMS or text message. These services are currently given away free. 4INFO is a bay area Venture Capital backed start-up that performs free information services. Askmenow provides free and paid information services. However, according to its recent SEC filings, Askmenow reported sales of $10,838 for the year ended December 31, 2005.

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

Our competitors either charge the end-user or provide a free service with no revenue generating mechanism.

UpSNAP intends to use the user base of its free search products to sell premium subscriptions for access to audio content.

We also face competition from mobile content providers such as Mspot and MobiTV. MobiTV is focused on selling video products to the carriers. Mspot is focused on building products for multimedia devices which limits the amount of available audience for their services. CBS Corp. and Clear Channel Communications Inc. have recently cut deals with MSpot Inc. to get some of their biggest sports stations onto mobile phones. The stations will be available to Sprint subscribers with Mspot-compatible phones who pay an additional $5.95 per month for the MSpot sports package.

The Regulations that Apply to Us

UpSNAP's business operations today are not subject to any specific governmental regulation. However, UpSNAP offers a variety of different services, and the current regulation and impact of possible regulation is discussed below.

Premium Subscription Services

Subscription services generally are unregulated by the FCC. Our entertainment programming over mobile phones is not regulated by the FCC at this time. This content is however, subject to the application of relevant copyright and licensing laws. UpSNAP acts as a re-seller of the content, and has the relevant agreements in place with the content owners to re-sell the content via the mobile phone networks. UpSNAP has no ownership of content directly.

Search Engine Information Services

Our search engine information services are classified by the FCC as information services which are generally unregulated. The FCC does regulate the provision of directory services by incumbent carriers, primarily with regard to competitor access to those services. The directory services provided by UpSNAP are classified by the FCC as an information service, rather than a telecommunications service, and are thus unregulated.

Pay-Per-Call Advertising Services

UpSNAP’s service does not sell or use mobile telephone numbers for telemarketing. If this were being done, FCC and FTC ‘do not call’ rules would apply.

UpSNAP uses a short-message service SMS that is not subject to the CAN-SPAM Act. UpSNAP only sends commercial SMS messages to its customers, and does not send unsolicited email or short-messages across the mobile networks.

The FCC’s ban on sending unwanted e-mail messages to wireless devices applies to all “commercial messages.” The CAN-SPAM Act defines commercial messages as those for which the primary purpose is to advertise or promote a commercial product or service. The FCC’s ban does not cover “transactional or relationship” messages, or notices to facilitate a transaction you have already agreed to.

The FCC’s ban covers messages sent to cell phones and pagers, if the message uses an Internet address that includes an Internet domain name (usually the part of the address after the individual or electronic mailbox name and the “@” symbol). The FCC’s ban does not cover “short messages,” typically sent from one mobile phone to another, that do not use an Internet address.

Privacy Issues

As the business moves towards the selling of advertising driven data UpSNAP will have to be mindful of privacy issues, and possible regulation on the business.

By 2005 the Federal Communications Commission has mandated that the majority of wireless providers be able to locate 911 calls within about 100 feet of the originating cellular phone so that emergency services can find the callers. This feature is called E-911. (www.fcc.gov/911/enhanced)

This requirements means that the carriers either have to use a Geographic Positioning Chip embedded into the handset, or use triangulation techniques to calculate the approximate location from signal strength based upon the actual location of the fixed cell-phone towers.

Inevitably this technology has awoken consumer privacy concerns as well as business models around using location-based data to provide specific advertising services.

In August 2002, the Federal Communications Commission (FCC) turned down the wireless industry's request to adopt location information privacy rules. Although this may change at some point in the future, the federal government has not proved willing to regulate location-based services using wireless devices.

UpSNAP has not developed a plan for using advertising tied to location-based services at this time. UpSNAP does not have the ability to detect the location of its cell-phone customers.

The storing of telephone numbers and release of call records to Government agencies has recently become the topic of intense media debate. UpSNAP does store customer telephone numbers of its customers to allow them easy access to our services automatically, without requiring a sign-in or more complex authentication process.

However, once a consumer ceases to use an UpSNAP service, this record is permanently deleted in the database.

Full details of the Company privacy policy can be seen at http://www.upsnap.com/privacypolicy.htm

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

We have four employees that are devoted to research and development. Our research and development efforts were initially focused on the development of our base technology and are now focused on enhancements and additions to this technology.

From inception through September 30, 2006, we spent approximately $515,000 on our research and development efforts.

Intellectual Property

On June 1, 2005, we received an assignment from Alto Ventures, Inc. of its technology platform “Method for Search Based Request for a Voice Connection with a Cellular Handset” on a worldwide, perpetual basis. A Patent application for such technology was filed with the U.S. Patent and Trademark Office in December 2004 and the patent application is still pending.

We own the domain name www.upsnap.com and we maintain a website at such Internet address.

We also have applied for the UpSNAP trademark.

We have developed a mobile search engine, and a proprietary pay-per-call engine, which allows merchants to place advertising-based call connections within a mobile search query. Our intellectual property covers mobile search, personalized search by unique telephone number, pay-per-call advertising engine, call reporting, audit tracking and payment integration. In addition, the acquisition of XSVoice brings us a proprietary audio streaming platform and integrated mobile phone client software, and a VoIP infrastructure to scale to millions of phones.

Our Employees

As of September 30, 2006, we had a total of nine employees. Two of these employees are full time senior management.

In addition, as of September 30, 2006 we relied on three consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors.

We are not a party to any collective bargaining agreements nor are any of our employees members of labor unions. We believe that our relations with our employees are good.

Business Overview

UpSNAP is a mobile search engine that helps mobile US consumers quickly find mobile content and entertainment services. UpSNAP provides a seamless platform for search & content delivery to almost all mobile devices in the United States. Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan, the NASCAR in car-audio application on Sprint/Nextel, ABC, ESPN Radio, ESPN Deportes, Radio Disney & Batanga. We currently operate only in the United States.

General

Consumer interest and spend on mobile phones and services are showing the highest growth rates ever. In the US, according to the Cellular Telecommunications & Internet Association (CTIA) as reported in its Semi-Annual Wireless Survey Year-End 2005, subscribers grew by 25 million from June 2004 to June 2005. As of December 2005 there were 207 million currently subscribed cell phone users in the US according to this report.

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

CTIA Reports are available from http://www.ctia.org/ and are free to the public.

Mobile Search Business Model

UpSNAP operates the service in the United States. We rely on third party operators for our advertising.

Putting as few obstacles between joining merchants and buyers together has proved to be a highly successful business strategy that has created several billion dollar industries. In the 1980s 1-800 services became enormously popular, and enabled consumers to reach merchants at no cost. In the 1990s, merchants paid for ‘clicks’ on Internet advertisements on search engines such as Yahoo! and Google. Again, these services were virtually free to the consumer, and the merchant paid for new incoming business. Currently, cellular customers have to pay up to $2.50 for a merchant number using cellular 411 directory assistance services, or have to use expensive handsets and data packages to view a web site, crammed onto a tiny mobile browser.

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

The business model is a media model - reliant on the sale of subscriptions and advertising from content-based services. We rely on third-party operators for our advertising sales.

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

Principal Products and Services

UpSNAP has three principal products and services:

1  Mobile Search Engine Platform

2  Pay-Per-Call Advertising services using our Voice over Internet Protocol (VoIP) platform

3  SWinG streaming audio platform and Premium audio content supplied from content partners

(1)  Mobile Search Engine Platform

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

(2)  Pay-Per-Call Advertising Platform

Once a consumer makes a search for a specific search category or uses a “key-word~~”~~ identified and purchased by an UpSNAP partner as indicative of buying behavior, the UpSNAP advertising platform inserts a “paid~~”~~ advertising listing into the search reply.

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

UpSNAP will generate future revenues based on negotiated revenue share arrangements with “Pay-Per-Call” companies. To date we have generated no significant revenues from our Pay-Per-Call Advertising Platform.

(3)  Swing Streaming Audio Platform

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

Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan, the NASCAR in car-audio application on Sprint/Nextel, ABC, ESPN Radio, ESPN Deportes, Radio Disney & Batanga. The catalogue of content includes over 130 radio stations, with a wide selection of content ranging from Christian Radio to Hip-Hop.

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

In each case, the cost of the paid service is added to the consumers phone-bill, and the carriers pay UpSNAP after deducting their margin and associated costs.

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

2   An aggregator or mobile delivery and clearing house for the receipt and delivery of mobile messages will take 5-10% of the gross sale value.

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

The mobile supplier, in this case UpSNAP, takes between 15-80% of the remaining net revenue, A large media brand that has distribution with the wireless carriers and exclusive content will typically act as the principal in the wireless application deal, and will retain their brand and direct consumer relationship (via the mobile operator) with the consumer. In this case UpSNAP acts as a service provider, and will typically be paid a smaller margin and will not show the revenues from the content. In all other cases, UpSNAP acts as the principal in the wireless application deal. UpSNAP builds the application, makes it available on its servers, and on the wireless handsets, introduces the content into the wireless distribution channels, sets the price, and handles all the customer related issues and support.

Distribution Agreements

Distribution of the UpSNAP suites of services is multi-tiered but can be summarized as:

•  Carrier or “on deck” promotion - where the carrier actually promotes the service from the menu’s on the carrier handset, bills the consumer on their mobile phone bill, and takes its share, and then remits the balance to UpSNAP. UpSNAP has ‘on deck’ agreements with Sprint/Nextel.

•  Off Deck Promotion - where the consumer signs up for services through traditional media promotions, internet advertising, affiliate marketing relationships, or other media channels directly, and payment is made via a short-code or Premium SMS (PSMS) to the consumer's mobile phone bill. UpSNAP has billing relationships in place with most major US carriers including, Cingular, Verizon, Sprint/Nextel and Alltel, and has begun initial test marketing direct to customers.

•  White-label or third-party branded services, where UpSNAP sells its suite of search applications, content and services to third-parties, who when resell its services. UpSNAP has not yet entered into any such deals, but industry standard arrangements for these type of deals are largely done on a revenue-share basis, while some are performed on a license basis. These third-parties include media companies, who have relationships with local media and merchants, but lack the technology to offer mobile search and entertainment services.

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

From the inception of our operating subsidiary, UpSNAP USA, until September 30, 2006, UpSNAP USA has had accumulated net losses of $1,974,428. Our auditors have raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. In the 2006 fiscal year, we posted sales of $742,851 net of carrier charges from the sale of premium subscription services for mobile content. However, we expect to continue to have net operating losses until we can expand our sales channel and implement our marketing efforts. These continued net operating losses together with our limited working capital and the uncertainties of operating in a new industry make investing in our company a high-risk proposal.

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

In September and October 2005, we raised $2,146,200 in a private placement transaction. As of the date of this annual report, we had $380,796 in cash and cash equivalents. The Company’s current financial models indicate that within five months the Company’s cash balances may fall to levels that will not sustain operations. This financial model is highly sensitive to revenue forecasts based on new revenue sources which may not materialize. Therefore, we may be dependent on raising additional capital. We have no commitments for such capital.

Current funding limits our operating plan to a conservative one and our auditors have expressed substantial doubt about our ability to continue as a going concern. We will need additional funding to ensure that we are able to continue operating and compete in a dynamic and high growth mobile sector. Our financial resources are limited and the amount of funding that we will need to develop and commercialize our products and services is highly uncertain. Adequate funds to sustain operations and grow the business may not be available when needed or on terms satisfactory to us. A lack of funds may cause us to cease operations, or delay, reduce and/or abandon certain or all aspects of our product development programs. If additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, existing stockholders may suffer dilution. The securities that we issue to raise money may also have rights, preferences and privileges that are senior to those of our existing stockholders.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. Some of the factors that may affect our quarterly and annual operating results include:

–	our ability to establish and strengthen brand awareness;
–	our success, and the success of our potential strategic partners, in promoting our products and services;
–	the overall market demand for mobile services and applications of the type offered by us;
–	the amount and timing of the costs relating to our marketing efforts or other initiatives;
–	the timing of contracts with strategic partners and other parties;
–	fees that we may pay for distribution and promotional arrangements or other costs that we may incur as we expand our operations;
–	our ability to compete in a highly competitive market, and the introduction of new products; and
–	economic conditions specific to the telecommunications and mobile services industries and general economic conditions.

As a result of our limited operating history and the emerging nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately.

Business Risks

We are dependent on strategic partners for content and sales distribution to consumers. If these partnerships were to cease, this could lead to loss of revenues and customers.

UpSNAP relies on the US mobile carriers Verizon, Sprint/Nextel, T-Mobile, and Cingular to sell its products and collect revenues which are then passed onto UpSNAP. Although management has no reason to believe that these arrangements are going to be adversely affected in the future, it is management experience that carrier contracts are prone to change and re-negotiation. UpSNAP also relies on the content developers to enter into commercially reasonable relationship with the company to allow for the re-selling of the content to consumers. UpSNAP has over 150 content partners and is not dependent on any one content supplier.

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

In Fiscal 2006 substantially all of our revenues were generated from the Sprint/Nextel Distribution relationship. Due to the Sprint/Nextel merger, we do not have in place a current contract with Sprint. We continue to operate under the terms of the expired contract and as such, the relationship could be terminated at any time. We are working towards formalizing an ongoing contract with Sprint. In order to decrease our dependence on one major US carrier, we need to enhance our ability to find new strategic partners in order to create additional distribution channels for our products and to generate increased revenues. We expect that we will need to invest on an ongoing basis to expand our partner sales force. The creation of strategic partnerships requires a sophisticated sales effort targeted at the senior management of prospective partners. Given our limited budget of $150,000 dedicated to this effort, we can only focus on a very limited number of distribution opportunities.

We plan to build our business through merger with or acquisition of existing technology companies but may not be successful in finding merger or acquisition partners. In addition we may need to seek additional finance to support the acquisitions. The financing and acquisitions will most likely involve the issuance of common stock, which may result in dilution of the current shareholders.

We plan to build our business through the merger with or acquisition of existing technology companies that will benefit our application service business. It is reasonable to expect that such activity will be an ongoing part of our business development efforts. At any given time, we could be in process of analyzing or making an offer for such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing. It is possible that no transactions will take place at all. Currently we do not have any specific plans, proposals or arrangements to issue shares of common stock for any purposes including any future acquisitions and/or financing.

Our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties which we may be unable to settle.

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We currently have a patent-pending technology. We cannot assure you that the patent application will result in an issued patent, and failure to secure rights under the patent application may limit our ability to protect the intellectual property rights that the application was intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. To date, we are not currently engaged in and have not had any material infringement or other claims pertaining to our intellectual property brought by us or against us in recent years. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims against us which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party’s rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income.

In order to be successful and profitable, we must grow rapidly. We expect that rapid growth will put a large strain on our management team and our other resources. We may not have sufficient resources to manage this growth effectively leading to potential loss of customers through poor service and support.

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

As of the date of this annual report, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 62.3% of our outstanding common stock. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders.

In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. No officers or directors of UpSNAP are currently or have ever been affiliated with any of the other greater than 5% beneficial owners.

Market Risks

A limited public market exists for the trading of our securities, which may result in shareholders being unable to sell their shares, or forced to sell them at a loss.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board. Our common stock is thinly traded and has little to no liquidity. The stock has a limited number of market makers, and a limited number of round lot holders. As a result, investors may find it difficult to dispose of our securities. This lack of liquidity of our common stock will likely have an adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 97,500,000 shares of common stock. As of the date of this annual report, we have outstanding 21,151,324 shares of common stock. Accordingly, we have 76,348,676 shares of common stock available for future sale.

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

In addition, the penny stock regulations require the broker-dealer to:

s   deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
s   disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities; and
s   send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our corporate headquarters occupy approximately 2,015 square feet of space at 134 Jackson Street, Suite 203, Davidson, North Carolina 28036. Our office lease is at a monthly rate of $2,250 and expires March 1, 2007.

ITEM 3.  LEGAL PROCEEDINGS.

We are not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Common Stock

Our articles of incorporation, as amended to date, authorizes us to issue up to 97,500,000 shares of common stock and no shares of preferred stock. As of November 17, 2006, we had 21,151,324 shares of common stock issued and outstanding.

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

Principal Market and Market Prices

Our common stock is quoted on the over-the-counter market on the OTC Electronic Bulletin Board, under the symbol “UPSN.OB.” On November 8, 2004, the National Association of Securities Dealers cleared us for quotation. Prior to this period, there was no public trading market for our securities. The following table sets forth, for the periods indicated, the high and low bid prices of our share of common stock as quoted by Nasdaq.com, adjusted for the 1.3 for 1 forward stock split effected on November 7, 2005.

	High	Low

2005
Quarter ended March 31	1.35	1.15
Quarter ended June 30	1.35	0.77
Quarter ended September 30	1.54	0.77
Quarter ended December 31	3.22	1.30

2006
Quarter ended March 31	2.81	1.44
Quarter ended June 30	1.85	1.05
Quarter ended September 30	1.23	0.70
Quarter ended December 31 (through November 15)	1.40	0.80

The volume of trading in our common stock has been limited and the bid prices as reported may not be indicative of the value of our common stock or of the existence of an active trading market. These over-the-counter market quotations may not necessarily represent actual transactions. They reflect inter-dealer prices without retail markup, markdown or commissions.

Approximate Number of Holders of Our Common Stock

As of the date of this annual report, there were approximately 209 stockholders of record of our common stock.

Dividend Policy

We have never declared dividends or paid cash dividends. We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2006, we had no compensation plans in place under which equity securities were authorized for issuance. Subsequent to the end of our fiscal year, our Board of Directors authorized, subject to stockholder approval, an omnibus plan that covers four million shares of our authorized common stock, and pursuant to which grants of options to purchase 200,000 shares at $1.13 per share (the closing price) were authorized for each of our two outside directors to vest at the rate of 25% on each anniversary date.

Series A Warrants and other Warrants

As of the date of this annual report, there are 2,384,668 series A warrants outstanding that give the holders thereof the right to acquire 2,384,668 shares of our common stock, in the aggregate, at an exercise price of $1.50 per share. The series A warrants have a term expiring March 30, 2007. These warrants are subject to early expiration and must be exercised in their entirety within 60 days from the first day immediately after the last day of the 10 consecutive trading day period if (i) our common stock’s bid price closes above the series A warrant exercise price, or $1.50, for more than 10 consecutive trading days, and (ii) our cumulative trading volume within the last 10 periods is at least two times the number of cumulative series A warrant shares which are outstanding and unexercised during that period. If we declare a dividend upon the common stock (whether payable out of earnings or earned surplus or otherwise), then we have to pay to the holder of the series A warrants an amount equal to the dividend payment which would have been paid to such holder had all of the holder’s unexercised series A warrants outstanding on the record date for determining the amount of dividend payments to be paid to our security holders been exercised as of the close of business on the trading day immediately before such record date.

We have also issued:

s
Series B warrants for the purchase of 1,500,000 and 700,000 shares of our common stock to Sundar Communications and ExecutivesCorner LLC, respectively. These warrants are fully vested and have an exercise price of $1.10 per share and a term of five years. The Series B warrants are subject to earlier expiration and must be exercised within 120 days after the series A warrants have been exercised and our common stock trades above the exercise price of series B warrant for more than 10 days with 10 day total trading volume at least two times the number of series B warrant shares outstanding. However, no Series B warrants can be exercised unless the series A warrants have been exercised in their entirety.

s
Warrants for the purchase of 560,000 shares of our common stock to Viant Capital LLC. These warrants are fully vested and have an exercise price of $0.90 per share and a term of five years. These warrants are subject to early expiration and must be exercised in their entirety within 90 days after the mandatory exercise provision of the series B warrants has been triggered or will lapse.

Shares Eligible for Future Sale

As of November 17, 2006, we had outstanding 21,151,324 shares of common stock, of which 10,908,900 shares constituting a controlling interest in the Company were acquired by Tony Philipp, our CEO and President, Wendell Brown, a founder of UpSNAP USA and Richard Jones, our Secretary and Vice President of Content, in connection with our reverse acquisition of UpSNAP USA on November 15, 2005.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Nevada Agency & Trust Company, 50 West Liberty Street, Suite 880 Reno, NV 89510.

ITEM 6.  PLAN OF OPERATIONS

In Fiscal 2006 UpSNAP posted sales of $742,851 net of carrier charges from the sale of its premium subscription services for mobile content. These revenues were largely generated from sales of its Fan Scan NASCAR in-car Audio content, sold via Sprint/Nextel and premium music radio sales.

In order to increase its revenues UpSNAP plans to aggressively market its search and entertainment technology to all three of these distribution channels outlined above over the course of 2007

In addition, we expect to perform continued research and development around mobile search and integration of multi-media content during the course of the next 12 months. We may also enter into significant acquisitions, joint ventures, or offshore outsourcing programs to rapidly increase the amount of programming resource available to the company to allow us to continue to innovate in the marketplace.

Our growth strategy contemplates acquisitions. During the first Quarter of calendar 2006 we successfully integrated the assets and personnel of XSVoice into the company. We continue to look for acquisition targets for 2007 although this will depend upon the timing and availability of appropriate acquisition opportunities and the Company’s ability to raise capital. Our business plan calls for acquisitions in the advertising sector, that will allow us increase our average revenue per subscriber as well as our distribution channels.

As of the date of this annual report we have a total of nine full-time employees and two contractors working for UpSNAP, and three part time individual contractors. We do not expect significant increases in employees, but do expect incremental additions in line with revenues in all areas of the business.

Liquidity and Capital Resources

In September and October 2005, we raised $2,146,200 in cash through a Private Placement. We incurred approximately $200,000 in expenses in connection with such capital raise and in connection with our acquisition of UpSNAP USA. Subsequently, we paid XSVoice approximately $200,000 as part of the consideration for its assets.

At the date of this annual report we are continuing to incur losses. We are using capital of approximately $80,000 per month to fund operations. At this rate we would require $960,000 of capital over the next twelve months to fund operations and planned expansion, including an aggressive marketing campaign and research and development of mobile and integration of multi-media content as described below. We had cash on hand of $380,796 as of the date of this annual report and a working capital surplus of $423,718. The company’s current financial models indicate that within five months the Company’s cash balances may fall to levels that will not sustain operations. This financial model is highly sensitive to revenue forecasts based on new revenue sources which may not materialize.

The company is likely to be dependent on raising a minimum of $850,000 in additional capital in order to fund operations during the next twelve months and maintain a cash balance of approximately $ 250,000 at the end of such period. We have no commitments for such capital. The Company may obtain up to $6,501,000 in additional capital if all of the Company’s outstanding warrants are exercised; however there is no assurance that any of these warrants will be exercised. The Company will also seek long-term financing through additional debt or equity financing. Without such additional capital we would likely have to curtail our activities (including our marketing and research and development expenses) during the next twelve months but may be able to continue operations depending on the development of new revenue sources.

Our auditors have raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. We expect to continue to have net operating losses until we can expand our sales channel and implement our marketing efforts. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

s
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could be different from these estimates.

s
Research and Development Expenditures - Research and development expenses consist primarily of web hosting and communication expenses. We follow the guidelines in Statement of Financial Accounting Standards No. 2, Accounting For Research And Development Costs. Expenditures, including equipment used in research and development activities, are expensed as incurred.

s
Revenue Recognition - The Company recognizes revenue under the guidance provided by the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) Abstract No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). The Company receives revenue from the wireless carriers by providing streaming audio content that the carriers make available to their mobile handset customers. UpSNAP generates revenues from this line of business in two distinct ways:

(i)  Provider of Technology Platform: UpSNAP provides technology to brands that have their own mobile distribution nd revenue arrangements with the carriers. In this case, UpSNAP does not act as the principal in the transaction. The brands - typically large brands such as NASCAR or ESPN, have their own relationships with the carriers and look to UpSNAP to provide the technology platform and service, while they retain the relationship with the consumer and set the pricing. In these cases, UpSNAP reports net revenues received from the carrier which are revenues after both carrier charges and content provider charges.

(ii)  UpSNAP is Principal Party: UpSNAP acts as the principal party in the content relationships. Specifically, UpSNAP has the relationship with the carriers, sets the re-sale price at which consumers buy the product, pays the content provider for the content, and builds the mobile application or service. In these relationships, the Company recognizes revenue based on the gross fees remitted by the carrier to the company. The Company’s payments to the third party content providers are treated as cost of sales.

s
The Company also contracts with third party content providers who are paid by the Company a fixed percentage of the net revenues received by the Company from the carriers. The payments to these third party content providers are treated as cost of sales.

Management relies on historical experience, legal advice and on assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement or commitment that will have a current effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We believe that inflation has not had a material impact on our results of operations since our inception.

Seasonality

We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

ITEM 7.  FINANCIAL STATEMENTS.

The audited financial statements for UpSNAP, Inc. for the periods ended September 30, 2006 and 2005, and the reports thereon of Bedinger & Company are included in this annual report following the signature page.

The audited financial statements of XSVoice, Inc. for the fiscal years ended December 31, 2005 and 2004, and the reports thereon by Bedinger & Company are included in this annual report following the signature page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-KSB.

Based on the evaluation, our chief executive officer and chief financial officer concluded at September 30, 2006, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officer

As of November 17, 2006 our executive directors and officers are:

Name	Age	Position(s) with UpSNAP
Tony Philipp	44	Director, Chief Executive Officer and President
Richard Jones	40	Director, Vice President of Content and Secretary
Mark McDowell	40	Director
Richard A. von Gnechten	43	Director
Paul Schmidt	51	Chief Financial Officer

Tony Philipp has served as our director and as our Chief Executive Officer and President since November 15, 2005 when we acquired UpSNAP USA. Mr. Phillip is the co-founder of UpSNAP USA and acted as a director and the Chief Executive Officer of UpSNAP USA since its formation in April 2004. During 2002 to 2004, Mr. Philipp was the president of Vivisimo Inc., Europe, the leading provider of automatic content-clustering software which powers 10% of web searches worldwide, with blue chip customers including the U.S. Government, HP, NASA, German Government, AOL, Infospace, and Overture. Mr. Philipp was responsible for establishing worldwide sales and marketing strategy for Viviisimo during that period. Mr. Philipp was the former Chief Operating Officer of Lycos Europe. Mr. Philipp was instrumental in the JV with Bertelsmann, and took the company to a $5 billion IPO in 2000. Mr. Philipp previously served on the board of Mobileway, Inc. and has in the past served as Non-Executive board member of selected 3i investments, the largest European venture group. Mr. Philipp is a dual citizen in Germany and the USA, and holds a Bachelor of Science Degree from Clemson University, a Master of International Business (MBA) from the University of South Carolina, and was a Fulbright Scholar at the University of Cologne (Germany).

Richard Jones has been our Vice President of Content and Corporate Secretary and director since November, 2005. Mr. Jones is the co-founder of UpSNAP USA. Prior to joining UpSNAP USA, Mr. Jones served as President of Jones Technology Consultants from 2001 until Nov 2005. Mr Jones served as the Chairman of Vavo Ltd. from 1999 to 2001. From 1996 to 1999, Mr. Jones served as the Chief Executive Officer of FortuneCity of which he was a co-founder. Mr. Jones also served as Editor in Chief of Network Week, LAN Magazine and Personal Computer Magazine in the UK from 1990 to 1996.

Mark McDowell has served since November 2004 as co-founder and Partner of Acta Wireless, LLC, which provides wireless investment and advisory firm to clients such as Verizon Wireless, Vodafone, Hewlett-Packard, and AOL since Nov 2004. Mr McDowell served as President of McDowell Technology Ventures from Sept 2002 - Oct 2004, and was President and COO of Invertix Corporation, a global pioneer in wireless instant messaging from 1997 until August 2002. Mr. McDowell previously served as co-founder and director of TeleCorp PCS~~,~~ (acquired by AT&T Wireless Services in February 2002) and holds BSEE and MSEE degrees from the Massachusetts Institute of Technology.

Richard von Gnechten has served since 2005 as President & CEO of Ravon Corp., which provides corporate financial advisory services. He also serves as Managing Director of GrowthFinance and CFO or board member for several public and private companies. Mr. von Gnechten joined Hawaiian Electric Company (HECO) in 1991 and served as Financial Vice President & CFO from 2000 to 2004, managing/implementing Sarbanes-Oxley, SEC and NYSE compliance. During his tenure, Hawaiian Electric was recognized by a Dow Jones public company survey as a top 5 company for corporate governance and 9th for disclosure transparency. He has an MBA from Dartmouth’s Tuck School of Business, Financial Management Program graduate from Stanford’s Graduate School of Business and a Bachelor’s in Economics from the University of Denver.

Paul Schmidt has been our Chief Financial Officer since November 15, 2005. Mr. Schmidt has been the Chief Financial Officer of UpSNAP USA from October 1, 2005. From 2005-2006, Mr. Schmidt served as a managing director at Von Steuben Financial, LLC, a service firm that provides part-time senior level financial executive services. From 2001 to 2004, Mr. Schmidt was the Vice President and Chief Financial Officer of B.R. Lee Industries, Inc., a large manufacturer of commercial asphalt paving equipment. From 1999 to 2001, Mr. Schmidt served as the Treasurer and Chief Financial Officer of Powerscape Equipment Corp., an outdoor power equipment dealership. Mr. Schmidt has an inactive CPA license and has a Bachelor of Business Administration degree from University of Michigan.

Mr. Schmidt is currently serving as Managing Director for Growth Finance, LLC a firm that provides senior level CFO-type services on a fractional use basis.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected for a term of one year and serve until their respective successors are duly elected and qualified.

To the best of our knowledge, except as set forth herein, none of our directors or director nominees has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Committees of the Board of Directors

The Board of Directors has established the following standing committees, namely, an Audit Committee, and a Compensation Committee

Audit Committee. The Audit Committee established for the purpose of overseeing the accounting and financial reporting process of the Company and audits of the financial statements of the Company. The Audit Committee also has the responsibility of reviewing the qualifications, independence and performance of the Company ’s independent registered public accounting firm and is responsible for the appointment, retention, oversight and, where appropriate, termination of the independent registered public accounting firm. During the fiscal year 2006, the Audit Committee was formed and did not hold a meeting. Its current member is Richard von Gnechten (Chairman). The Board of Directors has determined that Mr. von Gnechten qualifies as an “audit committee financial expert,” as defined by the rules adopted by the SEC. There are no applicable listing standards to determine independence. The Board of Directors plans on adopting a written charter for the Audit Committee, which will be reviewed annually by the Audit Committee.

Compensation Committee. The principal functions of the Compensation Committee are to evaluate the performance of the Company’s senior executives, to consider the design and competitiveness of the Company’s compensation plans, to review and approve senior executive compensation and to administer the Company’s employee benefit plans, including the Stock Option Plan and Stock Award Plan. Its current members are Mr. Richard von Gnechten and Mr. Mark McDowell. During the fiscal year 2006, the Compensation Committee held two formal meetings.

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our Board of Directors. We do reimburse each director for reasonable travel expenses related to such director’s attendance at Board of Directors and committee meetings.

On November 2, 2006, we granted options to acquire 200,000 shares each to our outside directors namely Mr. von Gnechten and Mr. McDowell. The options are excercisable at $1.13 per share and vest over four years,. 25% on each anniversary of the option grant. The grant is subject to the approval by our stockholders of the Plan pursuant to which the options were granted .

Family Relationships

Except as set forth herein, there are no family relationships among our directors or officers.

Code of Ethics

We have adopted a Code of Ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

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

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Todd Pitcher, our former Interim Chief Executive Officer and Tony Philipp, our Chief Executive Officer and President and Richard Jones, Vice President for services rendered in all capacities during the noted periods.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year (2)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Todd Pitcher (3) Chairman, Interim CEO and Principal Accounting Officer	2006 2005 2004	---- 36,000 —	— — —	— — —	— — —	— — —	— — —	— — —
Tony Philipp (1) CEO and President	2006 2005 2004	120,000 — —	— — —	— — —	— — —	— — —	— — —	— — —
Richard Jones (1) Vice President	2006 2005 2004	120,000 — —	— — —	— — —	— — —	— — —	— — —	— — —

(1)
On November 15, 2005, UpSNAP acquired UpSNAP USA in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Philipp became the Chief Executive Officer and President of UpSNAP and Mr. Jones became Vice President. Prior to the effective date of the reverse acquisition, Mr. Philipp and Mr. Jones served UpSNAP USA in the same capacities that they currently serves UpSNAP. The annual, long term and other compensation shown in this table includes the amount Mr. Philipp and Mr. Jones received from UpSNAP USA prior to the consummation of the reverse acquisition.

(2)	On November 15, 2005, we in connection with the reverse acquisition of UpSNAP USA changed our fiscal year end from March 31 to September 30.
(3)	Mr. Pitcher resigned from all offices he held with us on November 15, 2005. His resignation from his position as our director became effective on November 28, 2005.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. We do not have a compensation committee; all decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

On November 2, 2006 the Board of Directors of UpSNAP, Inc. approved, subject to stockholder approval, a 2006 Omnibus Stock and Incentive Plan (the “Plan”). The Plan will make four million (4,000,000) shares, either unissued or reacquired by the Company, available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors.

On the same date, the Company also adopted a form of Stock Option Agreement (“Agreement”) to be used to make available to eligible recipients stock options not intended to be treated as incentive stock options (pursuant to Section 422 of the Internal Revenue Code of 1986) in the Company’s par value $.001 common stock, should the Committee designated by the Company Board to administer the Plan decide to do so. These options would vest over a period of four years, on an annual basis.

On the same date as well, the Committee awarded options to purchase 200,000 shares at $1.13 (the average of the closing bid and asset price on the OTCBB on the grant date) to each of the outside directors of the Company, Mark McDowell and Richard A. von Gnechten. These grants were conditional on stockholder approval of the Plan within 12 months of its adoption by the Board of Directors.

Employment Contracts

All of our employees, including our executive officers, have entered into at-will employment agreements with us.

We pay each of our CEO and Vice President of Content a monthly salary of $10,000, and we pay our CFO at weekly rate of $1,500.

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

However, insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of ours in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this annual report by (i) each person known to us to be the beneficial of more than 5 % of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each of the following persons is 134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 28036.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class(2)
Common	Tony Philipp	3,910,000	18.5%
Common	Richard Jones	3,440,800	16.3%
Common	Wendell Brown	3,558,100	16.8%
Common	Richard A. von Gnechten	1,054	0%
Common	Sundar Communications	1,500,000 (3)	6.6%
Common	XSVoice, Inc.	2,258,470	10.7%
Common	All officers and directors as a group	7,351,854	34.8%

(1)  Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2)  A total of 21,151,324 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)  Consists of 1,500,000 shares of common stock underlying common stock purchase warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 15, 2005, we consummated the reverse acquisition of UpSNAP USA. In connection with those transactions, Tony Philipp and Richard Jones exchanged all of their equity interests in UpSNAP USA for an aggregate of 7,350,800 shares of our common stock constituting a 34.8% interest in us. Both of them are our directors and officers.

On June 1, 2005, Alto Ventures, Inc. entered into an Assignment of Patent Application agreement with us pursuant to which Alto granted us worldwide exclusive rights for the use of its technology platform “Method for Search Based Request for a Voice Connection with a Cellular Handset.” The assignment is granted on an “as is” basis without any representations and warranties or consideration payable to Alto Ventures Inc. There was no specific consideration for the patent. Wendell Brown, who owns 16.8% of our common stock, is the sole owner and president of Alto.

ITEM 13.  EXHIBITS

The following exhibits are included as part of this Form 10-KSB.

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

10.4.1	Notice Extending Series A Warrants, dated September 18, 2006 (incorporated by reference to Exhibit 10.4.1 in our Registration Statement SB-2 filed on September 18, 2006)
10.4	Form of Series A Warrant (incorporated by reference to Exhibit 10.4 in our quarterly report for the fiscal period ended on September 2005)
10.5	Form of Series B Warrant (incorporated by reference to Exhibit 10.5 in our quarterly report for the fiscal period ended on September 2005)
10.6	Directors and Officers Insurance Policy, dated October 18, 2005 (incorporated by reference to Exhibit 10.6 in our quarterly report for the fiscal period ended June 30, 2006)
10.7	Assignment of Patent Application, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc.
10.8	Ingenio Pay Per Call Advertising Distribution Agreement dated as of March 9, 2006(incorporated by reference to Exhibit 10.7 in our Registration Statement on Form SB-2 filed on August 24, 2006)
10.9	Asset Purchase Agreement, dated January 6, 2006, by and between UpSNAP, Inc. and XSVoice, Inc. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on January 12, 2006)
10.10
Confirmatory Assignment, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc. (incorporated by reference to Exhibit 10.6 in our quarterly report for the fiscal period ended on December 31, 2005)

10.11	Nextel Online Handset Placement Agreement with Nextel Finance Company (Incorporated by reference to Exhibit 10.10 to our Form SB-2 filed with the Securities and Exchange Commission July 12, 2006).
10.12
Commercial Service Agreement between UpSNAP, Inc. and Simplewire, Inc. dated February 7, 2006 Incorporated by reference to Exhibit 10.11 to our Form SB-2 filed with the Securities and Exchange Commission July 12, 2006)

10.13	Letter Agreement between UpSNAP, Inc. and Tony Philipp dated July 10, 2006 Incorporated by reference to Exhibit 10.12 to our Form SB-2 filed with the Securities and Exchange Commission July 12, 2006)
10.14	Letter Agreement between UpSNAP, Inc. and Richard Jones dated July 10, 2006 Incorporated by reference to Exhibit 10.13 to our Form SB-2 filed with the Securities and Exchange Commission July 12, 2006)
10.15	Letter Agreement between UpSNAP, Inc. and Paul Schmidt dated July 10, 2006 Incorporated by reference to Exhibit 10.14 to our Form SB-2 filed with the Securities and Exchange Commission July 12, 2006)

10.16	2006 Omnibus Stock and Incentive Plan. (incorporated by reference to Exhibit 10.1 in our Form 8-K filed on November 3, 2006)
10.17
Form of Stock Option Agreement for options not intended to be incentive stock options (pursuant to Section 422 of the Internal Revenue Code of 1986) (incorporated by reference to Exhibit 10.2 in our Form 8-K filed on November 3, 2006)

14	Code of ethics (incorporated by reference to Exhibit 14 in our transitional annual report for the fiscal period from March 31, 2005 to September 30, 2005)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 in our Registration Statement on Form SB-2 filed on December 30, 2005)
23.1	Consent of Bedinger & Company (UpSNAP)
23.2	Consent of Bedinger & Company (XS Voice, Inc.)
31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer
32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the fiscal years ended September 30, 2006 and 2005 for professional services rendered by the principal accountant, Bedinger & Company, for the audit of our annual financial statements and those of companies we acquired or merged with, and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $84,910 and $0, respectively.

Audit - Related Fees

There were no fees billed for assurance or related services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2006 and 2005.

Tax Fees

The aggregate fees billed in each of the fiscal years ended September 30, 2006 and 2005 for professional services rendered by the principal accountant for the for tax compliance, tax advice, and tax planning work were $2,452 and $0 , respectively.

All Other Fees

None.

Audit Committee Pre-Approval of Audit and Non -Audit Services

The Company has established an Audit Committee to pre-approve all audit and permissible non-audit services provided to the Company by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent registered public accounting firm. Such policies and procedures provide that management and the independent registered public accounting firm shall jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the annual plan for each fiscal year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the annual plan on a case-by-case basis.

Management must provide a detailed description of each proposed service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and the independent registered public accounting firm to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

As permitted under the Sarbanes -Oxley Act of 2002, the Audit Committee may delegate pre -approval authority to one or more of its members, for audit and non -audit services to a subcommittee consisting of one or more members of the Audit Committee. Any service pre-approved by a delegatee must be reported to the Audit Committee at the next scheduled quarterly meeting.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  November 21, 2006

UpSNAP, Inc.
By:	/s/ Tony Philipp
Tony Philipp Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tony Philipp Tony Philipp	Chairman, CEO and President	November 21, 2006
/s/ Paul C. Schmidt Paul C. Schmidt	CFO	November 21, 2006
/s/ Richard Jones Richard Jones	Director	November 21, 2006
/s/ Mark McDowell Mark McDowell	Director	November 21, 2006
/s/ Richard A. von Gnechten Richard A. von Gnechten	Director	November 21, 2006

UpSNAP, Inc. (Audited)

–	Report of Independent Registered Public Accounting Firm	F-3

–	Balance Sheets as at September 30, 2006	F-4

–	Statement of Operations for the years ended September 30, 2006 and 2005	F-5

–	Statement of Stockholders’ Equity for the period from September 30, 2004 to September 30, 2006	F-6

–	Statements of Cash Flows for the years ended September 30, 2006 and 2005	F-7

–	Notes to Financial Statements	F-8

XSVoice, Inc. (Audited)

–	Report of Independent Registered Public Accounting Firm	F-22

–	Balance Sheet as at December 31, 2005	F-23

–	Statement of Operations for the years ended December 31, 2005 and 2004	F-24

–	Statement of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003	F-25

–	Statements of Cash Flows for the years ended December 31, 2005 and 2004	F-26

–	Notes to Financial Statements	F-28

UPSNAP, INC.
(FORMERLY MANU FORTI GROUP, INC.)

REPORT ON AUDIT OF FINANCIAL STATEMENTS
YEAR ENDED SEPTEMBER 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
UpSNAP, Inc.
(Formerly Manu Forti Group, Inc.)

We have audited the accompanying consolidated balance sheet of UpSNAP, Inc. (Formerly Manu Forti Group, Inc.) (the “Company”), as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2006 and 2005 respectively These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UpSNAP, Inc. as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bedinger & Company Certified Public Accountants Concord, California November 14, 2006

UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
AUDITED
September 30, 2006
ASSETS
Current Assets
Cash	$380,796
Accounts receivable	168,827
Other current assets	10,944

TOTAL CURRENT ASSETS	560,567

PROPERTY & EQUIPMENT (Note H)
Computer and office equipment	166,307
Accumulated Depreciation	(42,214)

NET PROPERTY & EQUIPMENT	124,093

OTHER ASSETS
Other intangibles (Note L)	1,159,470
Goodwill (Note L)	4,677,862
Security deposits	1,114

TOTAL ASSETS	$6,523,106

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$125,337
Other Current Liabilities	11,512

TOTAL CURRENT LIABILITIES	136,849

LONG TERM LIABILITIES
Note Payable (Note K)	113,500
TOTAL LIABILITIES	250,349

Commitments (Note I)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized,	21,151
issued and outstanding 21,151,324 shares at September 30, 2006
Additional paid-in capital	8,226,034
Accumulated deficit	(1,974,428)

TOTAL STOCKHOLDERS' EQUITY	6,272,757

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,523,106

The accompanying notes are an integral part of these audited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
AUDITED

	2006	2005
Sales and Cost of Sales
Sales	$742,851	$-
Cost of Sales	399,178	-
Gross Profit	343,673	-

OPERATING EXPENSES
Product development	401,056	104,086
Sales and marketing expenses	220,904	9,183
General and administrative	1,529,161	45,155

Total Expense	2,151,121	158,424

Net operating income	(1,807,448)	(158,424)

Other income and expense
Interest income	19,380	-
Interest expense	300	162
Net Other Income	19,080	(163)

NET LOSS	$(1,788,368)	$(158,586)

Net loss per share	$(0.10)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	18,752,816	4,013,100

The average shares listed below were not
included in the computation of diluted losses
per share because to do so would have been
antidilutive for the periods presented:
Warrants:	5,144,668	-

The accompanying notes are an integral part of these audited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2004 to SEPTEMBER 30, 2006
AUDITED

	Common Stock
	Shares	Par Value	Additional Paid-in capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances, September 30, 2004		$-	$27,474	$(27,474)	$-
					-
Donated capital			119,525		119,525
Shares issued for cash ($.0003 per share)	12,999,999	1,300	1,700		3,000
Net loss				(158,586)	(158,586)

Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623		2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712		6,000,074
Net loss				(1,788,368)	(1,788,368)

Balances, September 30, 2006	21,151,324	$21,151	$8,226,034	($1,974,428)	$6,272,757

The accompanying notes are an integral part of these audited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
AUDITED

	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,788,368)	$(158,586)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	42,214	-
Amortization of intangibles	452,070	-
Changes to goodwill	(36,408)	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
Accounts receivable	(97,205)	-
Other current assets	(7,944)	(3,000)
Deposits	(1,115)	-
Accounts payable and accrued expenses	115,827	18,009
Other current laibilities	(16,200)	196,663

NET CASH USED FOR OPERATING ACTIVITIES	(1,337,128)	53,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash to acquire XSVoice, Inc.	(243,241)	-
Cash received from the company merger	1,919,662	-
Purchase of equipment	(134,107)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,542,314	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	3,000
Donated capital	-	119,525

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	122,525

NET INCREASE IN CASH	205,186	175,611

CASH, beginning of period	175,610	-
CASH, end of period	$380,796	$175,611

Taxes paid	$-	$-
Interest paid	$-	$-

Other non-cash investing and financing activities:
Shares issued in connection with reverse merger	$2,097,112	$-
Shares issued in connection with XSVoice acquisition	$6,000,074	$-

The accompanying notes are an integral part of these audited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to a definitive share exchange agreement dated November 15, 2005, UpSNAP, Inc. acquired 100% of the issued and outstanding shares of UpSNAP USA, Inc. Under the terms of the agreement UpSNAP, Inc. issued 11,730,000 shares of its common stock for all of the issued and outstanding stock of UpSNAP USA, Inc. As a result of the acquisition, the former shareholders of UpSNAP USA, Inc. held immediately after the acquisition 62.4% of the issued and outstanding shares of UpSNAP, Inc.'s common stock. The remaining 37.8% were held by UpSNAP, Inc.’s (formerly Manu Forti Group, Inc.) shareholders.

On January 6, 2006, the Company completed the purchase of XSVoice, Inc., a privately held wireless platform and application developer, by acquiring substantially all of the assets of XSVoice, Inc. for a total purchase price of $6.3 million. XSVoice, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition (See Note K).

The consolidated financial statements include the operations of UpSNAP, Inc. from November 15, 2005 through September 30, 2006.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2006 and 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Advertising costs

The Company expenses all advertising as incurred. For the years ended September 30, 2006 and 2005 the Company incurred advertising expense of $31,358 and $0 respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

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

On August 28, 2005, the Board of Directors of Manu Forti Group approved a 1.3 for 1 forward stock split which was approved by a majority of the existing shareholders. The forward stock split has been retroactively applied and is reflected in the statement of stockholders’ equity.

On November 15, 2005, the closing under the Share Exchange occurred. 11,730,000 shares of common stock were issued to the stockholders of UpSNAP USA, Inc. Additionally, 370,000 shares of common stock and 560,000 warrants were issued to an investment banking firm in consideration for services provided (See Note D).

On January 6, 2006, the Company acquired substantially all of the assets of XSVoice, Inc. 2,362,830 shares of common stock were issued to XSVoice, Inc. (See Note K).

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

In September 2006, the Company extended the expiration date for the Series A Warrants from October 2006 to March 30, 2007. The fair value of the warrants in the amount of $71,540 was recorded as a debit and credit to additional paid in capital so there was no net impact on equity.

The following table summarizes information about warrants outstanding at September 30, 2006:

	Shares Exercisable	Exercise Price	Date of Expiration
Series A Warrant: Issued in conjunction with Private Placement	2,384,668	$1.50	March 30, 2007
Series B Warrant: Issued for investor relations services	2,200,000	$1.10	October 2010
Viant Capital LLC Warrant	560,000	$0.90	November 2010
Total	5,144,668

At September 30, 2006, a total of 5,144,668 warrants remain outstanding. All warrants are fully vested and exercisable upon issuance.

NOTE E - INCOME TAXES

For the twelve month periods ended September 30, 2006 and 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2006, the Company had approximately $2,470,810 of accumulated net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

The components of the Company’s deferred tax asset are as follows:

	Twelve Month Period Ended September 30	Twelve Month Period Ended September 30
	2006	2005
Federal and state income tax benefit	$864,783	$238,854
Change in valuation allowance on deferred tax assets	$(864,783)	(238,854)
	$-	$-

For financial reporting purposes, the Company has incurred a loss since its inception. The Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2006.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Twelve Month Period Ended September 30	Twelve Month Period Ended September 30
	2006	2005
Federal and state statutory rate	$864,783	$238,854
Change in valuation allowance on deferred tax assets	$(864,783)	(238,854)
	$-	$-

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through September 30, 2006 totaling $1,974,428 and as of September 30, 2006, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is using capital of approximately $80,000 per month to fund operations. At this rate the Company would require approximately $960,000 of capital over the next twelve months to fund operations. The Company’s current financial models indicate that within five months the Company’s cash balances may fall to levels that will not sustain operations. This financial model is highly sensitive to revenue forecasts based on new revenue sources which may not materialize.

The Company is likely to be dependent on raising a minimum of $850,000 in additional capital in order to fund operations during the next twelve months and maintain a cash balance of approximately $ 250,000 at the end of such period. The Company has no commitments for such capital. The Company may obtain up to $6,501,000 in additional capital if all of the Company’s outstanding warrants are exercised; however there is no assurance that any of these warrants will be exercised. The Company will also seek long-term financing through additional debt or equity financing. Without such additional capital the Company would likely have to curtail activities (including marketing and research and development expenses) during the next twelve months but may be able to continue operations depending on the development of new revenue sources.

NOTE G - CONCENTRATION OF CREDIT RISK

For the year ended September 30, 2006, our largest customer accounted for 97% of sales.

The Company has deposits of $282,010 in a bank in excess of federally insured limits at September 30, 2006. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2006:

	As of September 30	As of September 30
Fixed Assets	2006	2005
Computer and office equipment	$162,307	$-
Office Equipment	1,000	-
Office Furniture	3,000	-
Accumulated Depreciation	(42,214)	-
Total Fixed Assets	$124,093	-

Depreciation expense for the years ended September 30, 2006 and 2005 was $41,894 and $ 0 , respectively.

The estimated service lives of property and equipment are 3 - 7years.

NOTE I - COMMITMENTS

In March 2006, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2007 at a rate of $2,250 per month. Future maturities associated with this commitment are as follows:

Year Ended September 30	Amount
2007	$11,250

NOTE J - RELATED PARTY TRANSACTION

Commencing with the year ended September 30, 2006, the Chairman of the Board of the Company provides services to the Company as its CEO, for monthly compensation of $10,000 and related expenses. In addition, the Company paid $10,000 per month in fees to a board member who is providing services related to product content. The Company recognized $240,000 in compensation expense for the year ended September 30, 2006 associated with these arrangements.

NOTE K - NOTE PAYABLE

As part of the consideration for the purchase of XSVoice, the Company assumed the principal balance of a November 5, 2004 note that was in default between XSVoice, Inc. and one of its carrier partners. The principal balance of the note at the time of the acquisition of XSVoice, Inc. was $113,500 and it carries an interest rate is 5% above the prime rate and is subject to an additional 2% after any Event of Default. The Company has been unable to identify any parties within the carrier that are aware of the note and are thus able to negotiate terms. The carrier has also made no attempts to collect the note. The Company carries the note as long-term and is not accruing interest.

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Allocation of acquisition cost:
Accounts receivable	$71,621
Property, plant, and equipment	-
Computer equipment	28,200
Office equipment	1,000
Office furniture	3,000
SWinG copyright	1,345,040
Customer relationships	104,000
Employment contracts	78,000
Supplier contracts	84,500
Goodwill	4,791,362
Total assets acquired	6,506,723
Note payable	(113,500)
Total liabilities assumed	(113,500)
Net assets acquired	$6,393,223

Of the $6,402,902 of acquired intangible assets, $1,345,040 was assigned to the SWinG technology platform, $104,000 for customer relationships, $78,000 for employment contracts, and $84,500 for supplier contracts. These intangible assets were assigned a life of 45 months. The remaining unallocated intangible balance of $4,791,362 was assigned to goodwill. The Company recognized $452,070 in amortization expense for the year ended September 30, 2006.

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

NOTE M - PROFORMA INFORMATION

The unaudited pro forma consolidating statement of operations give effect to the reverse merger and XSVoice acquisition as if it had occurred at the beginning of the year ended September 30, 2006 and the fiscal year ended September 30, 2005. The unaudited pro forma consolidating financial statements are based on available information and the assumptions and adjustments described in the accompanying notes. The unaudited pro forma consolidating financial statements do not purport to represent what the results of operations actually would have been if the events described had occurred as of the dates indicated or what such results will be for any future periods.

The combining companies have different year ends. For purposes of these statements, the year end of December 31 for XSVoice, Inc. has been changed to September 30, which is the year end of UpSNAP, Inc. which is the surviving entity.

UPSNAP, INC.
PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2005
UNAUDITED

	UpSNAP, Inc. 10/1/2004-9/30/2005	UpSNAP USA, Inc. 10/1/2004 - 9/30/2005	September 30, 2005 Consolidated Pro Forma Results before Acquisition of XSVoice	XSVoice, Inc. 10/1/2004 - 9/30/2005		Pro-Forma Entries	September 30, 2005 Pro-Forma Consolidated

REVENUES
Sales	$-	$-	$-	$801,645			$801,645
Cost of sales			-	(454,289)			(454,289)
Gross profit	-	-	-	347,356			347,356

EXPENSES
Selling, general and administrative	119,912	158,586	278,498	1,052,417			1,330,915
Depreciation			-	55,335			55,335
Total expense	119,912	158,586	278,498	1,107,752			1,386,250

Loss from operations	(119,912)	(158,586)	(278,498)	(760,396)			(1,038,894)

OTHER INCOME AND EXPENSES			-
Gain on forgiveness of debt			-	51,963	(1)	(51,963)	-
Gain on sale of assets			-	33,250	(1)	(33,250)	-
Gain on settlement with vendors			-	69,279	(1)	(69,279)	-
Interest income			-				-
Vendor reimbursement for equipment			-				-
Other income			-	80			80
Loan cost expense			-	(66,503)	(1)	66,503	-
Interest expense	-	-	-	(30,834)	(1)	30,834	-
Total other income and expenses	-	-	-	57,235		(57,155)	80
			-				-
							-
NET LOSS	$(119,912)	$(158,586)	$(278,498)	$(703,161)		$(57,155)	$(1,038,814)

(1)	To eliminate expenses related to assets and liabilities of XSVoice not acquired as part of the January 6, 2006 Asset Purchase Agreement.

UPSNAP, INC.
PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2006
UNAUDITED

	Consolidated UpSNAP, Inc. 10/1/2005 - 9/30/2006	UpSNAP, Inc. fka Manu Forti Group 10/1/2005 - 11/15/2005	XSVoice, Inc. 10/1/2005 -1/6/2006		Pro-Forma Entries	9/30/06 Pro-Forma Consolidated
SALES AND COST OF SALES
Sales	$742,851.13		$218,137.76			$960,988.89
Cost of Sales	399,177.07		134,864.64			534,041.71
Gross Profit	343,674.06		83,273.12			426,947.18

OPERATING EXPENSES					-
Product development	401,056.09		21,666.64		-	422,722.73
Sales and marketing expenses	220,904.43		-			220,904.43
General and administrative	1,529,161.39	3,808,334.71	558,454.03			5,895,950.13
-
Total Expense	2,151,121.91	3,808,334.71	580,120.67			6,539,577.29
-
Net operating income (loss)	(1,807,447.85)	(3,808,334.71)	(496,847.55)			(6,112,630.11)

Other income and expense
Other Income	-		68,926.44	(1)	(68,926.44)	-
Interest income	19,380.35	162.74				19,543.09
Interest expense	300.00		40,896.91	(1)	(40,896.91)	300.00
-
NET LOSS	$(1,788,367.50)	$(3,808,171.97)	$(468,818.02)		$(28,029.53)	$(6,093,387.02)

(1)	To eliminate expenses related to assets and liabilities of XSVoice not acquired as part of the January 6, 2006 Asset Purchase Agreement.

XSVOICE, INC.

REPORT ON AUDIT OF FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
XSVoice, Inc.

We have audited the accompanying balance sheet of XSVoice, Inc., as of December 31, 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of XSVoice, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, respectively in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bedinger & Company Certified Public Accountants Concord, California March 10, 2006

XSVOICE, INC.
BALANCE SHEET
DECEMBER 31, 2005
AUDITED

December 31,
2005
ASSETS

CURRENT ASSETS
Cash	$12,737
Account receivable, net	150,634

TOTAL CURRENT ASSETS	163,372

Fixed assets, net (Note D)	191,243

Deposits	7,500

TOTAL ASSETS	$362,115

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note C)	$707,840
Related party notes payable	19,518
Accrued interest payable	50,011
Notes payable (Note H)	611,840

TOTAL CURRENT LIABILITIES	1,389,209

STOCKHOLDERS' EQUITY (Note G)

Class A - Voting Common stock, par value $.001,
20,000,000 shares authorized; issued and
outstanding 8,882,178 at December 31, 2005	8,882

Class B - Non-Voting Common stock, par value $.001,
1,500,000 shares authorized; issued and
outstanding 785,000 December 31, 2005	785

Additional paid-in capital	3,718,629

Treasury stock	(22,750)

Retained earnings <Deficit>	(4,732,640)

TOTAL STOCKHOLDERS' EQUITY	(1,027,094)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$362,115

 The accompanying notes are an integral part of these audited financial statements

XSVOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004
AUDITED

	Year Ended December 31,
	2005	2004

REVENUES
Sales	$840,002	$419,920
Cost of sales	(344,228)	(338,950)
Gross profit	495,774	80,970

EXPENSES
Selling, general and administrative	1,162,186	2,146,393
Depreciation	68,494	55,335
Total expense	1,230,680	2,201,728

Loss from operations	(734,905)	(2,120,758)

OTHER INCOME AND EXPENSES
Gain on forgiveness of debt	9,526	94,204
Gain on sale of assets	59,400
Gain on settlement with vendors	69,279
Interest income		21
Vendor reimbursement for equipment		33,250
Other income	80	88
Loan cost expense	(66,503)	(1,100)
Interest expense	(68,195)	(4,551)
Total other income and expenses	3,588	121,913

NET INCOME (LOSS)	$(731,318)	$(1,998,845)

Weighted averge shares outstanding
Basic	9,825,681	8,939,906
Diluted	12,457,346	10,530,517

Loss per share	($0.07)	($0.22)

The accompanying notes are an integral part of these audited financial statements

XSVOICE, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD DECEMBER 31, 2003 to DECEMBER 31, 2005
AUDITED

	Class A - Voting Common Stock		Class B - Non Voting Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
December 31, 2003	6,722,296	$6,722	785,000	$785	$1,876,599	$-	$(2,002,478)	$(118,371)

Shares issued for services	962,632	963			1,024,477			1,025,440
Exercise of warrants	295,000	295			58,705			59,000
Shares issued for cash	550,000	550			549,450			550,000
Net loss							(1,998,845)	(1,998,845)

BALANCES
December 31, 2004	8,529,928	$8,530	785,000	$785	$3,509,231	-	$(4,001,323)	$(482,777)

Shares issued for services	325,000	325			162,175			162,500
Exercise of warrants	25,000	25			4,975			5,000
Shares issued for cash	125,000	125			24,875			25,000
Shares issued to lender	100,000	100			39,900			40,000
Shares redeemed	(222,750)	(223)			(22,527)	(22,750)		(45,500)
Net loss							(731,318)	(731,318)

BALANCES
December 31, 2005	8,882,178	$8,882	785,000	$785	$3,718,629	$(22,750)	$(4,732,640)	$(1,027,094)

See Notes to Financial Statements

XSVOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AUDITED

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Cash received from customers	$1,108,395	$417,831
Other operating cash receipts	3,656	745
Cash provided by operating activities	1,112,051	418,577

Cash paid to suppliers	617,477	296,775
Cash paid to employees and independent contractors	661,009	654,182
Cash paid for expenses	219,262	203,398
Cash paid for interest expense	18,092	-
Cash paid for operating activities	1,515,839	1,154,356

NET CASH USED FOR OPERATING ACTIVITIES	(403,788)	(735,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(95,027)	(19,480)
Proceeds from sale of assets	42,000	-
Deposits	-	(7,500)

NET CASH USED FOR INVESTING ACTIVITIES	(53,027)	(26,980)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock	30,000	609,000
Borrowing of notes payable	500,000	186,000
Repayment of notes payable	(74,160)	(60,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	455,840	735,000

NET INCREASE <DECREASE> IN CASH	(975)	(27,759)

CASH, beginning of period	13,712	41,472

CASH, end of period	$12,738	$13,712

The accompanying notes are an integral part of these audited financial statements

XSVOICE, INC.
STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AUDITED

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net loss	$(731,318)	$(1,998,845)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	68,494	55,335
Gain on forgiveness of debt	(78,806)	(94,204)
Shares issued for services	162,500	1,025,440
Gain on sale of assets	(59,400)	-
Shares issued to lender	40,000
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES:
(Increase) decrease in current assets:
Accounts receivable	(112,123)	(38,511)
Deferred Loan Closing Costs		1,100
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	263,707	323,069
Accrued interest payable	43,158	(9,163)

NET CASH USED FOR OPERATING ACTIVITIES	(403,788)	(735,779)

NON-CASH STOCK TRANSACTIONS

Shares issued for services	$162,500	$1,025,440
Shares issued to lender	$40,000	$-

See Notes to Financial Statements

NOTE A - ORGANIZATION

XSVoice, Inc. (the “Company”) was incorporated on December 1, 2000 (Inception) under the laws of the State of Tennessee. The Company has headquarters in Nashville, Tennessee.

The Company is a wireless platform and application developer that, through its proprietary SWInG (Streaming Wireless Internet Gateway) technology, enables mobile access to virtually any type of audio content, including Internet-based streaming audio, radio, television, satellite or other audio source. Thanks to XSVoice’s technology, carrier distribution channels and premium content provider relationships, wireless users can access a continuously growing array of streaming, mobile-oriented information and entertainment services.

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

The Company depreciates its property and equipment on a double declining basis using the following lives:

Computer equipment and software:	5 years
Furniture and equipment:	7 years
Leasehold improvements:	39 years

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

Research and Development Expenditures

Research and development expenses consist primarily of professional services provided for the development of the SWInG (Streaming Wireless Internet Gateway) technology. The Company follows the guidelines in Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Expenditures, including equipment used in research and development activities, are expensed as incurred.

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

Revenue Recognition

The Company generating revenues when cellular telephone users access the Company’s content through one of the cellular telephone carriers. Revenue is recognized when the Company receives usage confirmation from a cellular telephone carrier. Revenues are net after the carrier takes out its share. Cost of revenues consists primarily of revenue share arrangements with the company’s carrier and content provider partners.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Accounts receivable

Accounts deemed uncollectible are written off in the year they become uncollectible.

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

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising costs of $329 and $7,099 were incurred for the years ended December 31, 2005 and 2004 respectively.

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

NOTE C - ACCOUNTS PAYABLE

At December 31, 2005 accounts payable consisted of the following:

Vendors payable	$ 286,399
Payable to former stockholders	27,500
Board member expense reimbursements payable	21,891
Deferred compensation	372,050
$707,840

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Furniture and Fixtures	$8,830
Equipment	136,192
Computer Systems	278,161
Leasehold Improvements	5,440
428,623
Less: Accumulated. Depreciation	(237,380)
Total Fixed Assets	$191,243

NOTE E - INCOME TAXES

For the 12 month period ended December 31, 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $4,552,000 respectively of accumulated federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2021.

The components of the Company’s deferred tax asset are as follows:

As of December 31
2005
Deferred tax assets:
Net operating loss carryforwards	$4,552,000
Total deferred tax assets	4,552,000

Net deferred tax assets before valuation allowance	4,552,000
Less: Valuation allowance	(4,552,000)
Net deferred tax assets	$-0-

For financial reporting purposes, the Company has incurred a loss since its inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Twelve Month Period Ended December 31
2005
Federal and state statutory rate	$1,593,200
Change in valuation allowance on deferred tax assets	(1,593,200)
$0

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $4,732,640, and as of December 31, 2005. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE G - STOCKHOLDER’S EQUITY

Class A - Voting Common Stock

Holders of Class A Common Stock are entitled to one vote for each share of stock held and the right to share in the dividends and other distributions from the Company according to such holder’s proportionate interest in the issued and outstanding Common Stock of the Company. Holders of Class A Common Stock are not entitled to redemption or conversion rights, or preemptive rights with respect to any shares or other securities of the corporation that may be issued.

Class B - Non-Voting Common Stock

Holders of Class B Non-Voting Common Stock are entitled to o share in the dividends and other distributions from the Company according to such holder’s proportionate interest in the issued and outstanding Common Stock of the Company. Holders of Class B Non-Voting Common Stock are not entitled to redemption or conversion rights, or preemptive rights with respect to any shares or other securities of the corporation that may be issued. In all respects, except voting rights, holders of Non-Voting Common Stock shall have the same preferences, limitations and relative rights as the holders of Common Stock.

Stock Issued for Cash

During the year ended December 31, 2004, the Company issued 550,000 shares of Class A - Voting Common Stock in exchange for cash of $550,000.

During the year ended December 31, 2005, the Company issued 125,000 shares of Class A - Voting Common Stock in exchange for cash of $25,000.

Stock Issued for Services

During the year ended December 31, 2004, the Company issued 962,632 shares of Class A - Voting Common Stock in exchange for services with a total value of $1,025,440.

During the year ended December 31, 2005, the Company issued 325,000 shares of Class A - Voting Common Stock in exchange for services with a total value of $162,500.

Stock Issued to Lender

During the year ended December 31, 2005, the Company issued 100,000 shares of Class A - Voting Common Stock as part of the consideration for the Note from a Tennessee partnership. See Note H - Notes Payable.

Shares Redeemed

During the year ended December 31, 2005, shareholders redeemed a total of 222,750 shares of Class A - Voting Common Stock in exchange for $22,750. The company paid this obligation in January 2006. See Note N- Subsequent Events.

Warrant Activity

During the year ended December 31, 2004 we issued 295,000 shares of Class A - Voting Common Stock in exchange for $59,000.

During the year ended December 31, 2005 we issued 25,000 shares of Class A - Voting Common Stock in exchange for $5,000.

NOTE H - NOTES PAYABLE

Unsecured note payable to the Company’s Chairman in the amount of $23,518. The Note carries an interest rate of 6% and is due on demand. As of December 31, 2005 this Note remains unpaid and no demand has been made.

In October, 2004, the Company entered into separate $5,000 loans with two of its shareholders. The short-term notes carry no interest. Interest, if imputed, would be immaterial to these financial statements taken as a whole.

On November 5, 2004, the Company entered into a $176,000 Note with one of its carrier partners. The interest rate is 5% above the prime rate and is subject to an additional 2% after any Event of Default. The Company made a $62,500 principal payment on May 31, 2005. The principal sum and all unpaid interest were due to be paid in full by November 30, 2005. The Company is currently in default of this obligation which at December 31, 2005 consisted of principal of $113,500 and accrued interest of approximately $20,921.

The Company believes that it had an understanding with the management team of the customer that the remaining outstanding balance would be either capitalized or discounted in its entirety based upon work the Company was asked to perform for the customer. In reliance upon the arrangement, the Company performed the requested work, but the new work product was never acted upon by the customer due to a series of unrelated business events. Based upon the new arrangement and work performed, the Company has made no further payments to the customer and the customer has made no demand for any such payment.

The Company entered a $500,000 one-year Note with a Tennessee general partnership on February 16, 2005, payable in two distributions of $250,000 each which were made in February and June 2005. The terms of the Note included the issuance of 100,000 shares of class A common stock, 625,000 stock options for class A common stock at an option price of $0.40 per share, and the payment of a 5% Loan Fee and expenses related to the Note. The interest rate is 1% per month on the outstanding principal balance. Payment terms were no principal and interest capitalized for the first three months, payments of interest only for the fourth through sixth month, principal payments amortized over 36 months and interest for the seventh through eleventh month, and outstanding principal and interest for the twelfth month. As of December 31, 2005, the principal due on the note was $488,340 and accrued interest payable was approximately $27,000. The Note was converted to shares subsequent to year end; see Note-N Subsequent Events.

Total interest expense for the years ended December 31, 2005 and 2004 was $68,195 and $ 4,551, respectively.

NOTE I - COMPANY IS DEPENDENT ON A MAJOR CARRIER

The Company is dependent on third-party wireless carriers to provide access to mobile phone users. In 2005 and 2004, virtually all of the company’s revenues were generated by a single wireless carrier. The loss of this carrier or lack of access to other carrier’s networks could have a material adverse effect on the Company.

NOTE J - CONCENTRATION OF ACCOUNTS RECEIVABLE

At December 31, 2005, one customer accounted for 82% of the Company’s accounts receivable.

NOTE K - RELATED PARTY TRANSACTION

The Chairman of the Board of the Company provides services to the Company through his independent consulting firm. Total cash compensation paid during the year ended December 31, 2005 was approximately $86,410.

NOTE L - WARRANTS

At December 31, 2005, the Company had 2,631,665 Warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:

Number of Warrants	Exercise Price per Warrant	Expiration Date
45,000	$ 0.25	90 days after $5 Million raise
30,000	$ 0.25	90 days after $5 Million raise
20,000	$ 0.25	90 days after $5 Million raise
50,000	$ 0.25	90 days after $5 Million raise
20,000	$ 1.00	90 days after $5 Million raise
50,000	$ 0.25	90 days after $5 Million raise
50,000	$ 0.25	90 days after $5 Million raise
50,000	$ 0.25	90 days after $5 Million raise
25,000	$ 0.25	90 days after $5 Million raise
25,000	$ 0.25	90 days after $5 Million raise
166,666	$ 0.60	90 days after $5 Million raise
666,666	$ 0.60	7/14/2006
183,333	$ 0.60	90 days after $5 Million raise
1,250,000	$ 0.35	30 days after change of control
2,631,665

The Company had 295,000 warrants exercised during the year ended December 31, 2004 in exchange for cash consideration of $59,000. The Company had 25,000 warrants exercised during the year ended December 31, 2005 in exchange for cash consideration of $5,000.

NOTE M - COMMITMENTS

The Company executed a five year lease on February 13, 2004 for approximately 3,830 square feet of office space. The lease extends through March 31, 2009 at a current rate of $5,107 per month. Future maturities associated with this commitment are as follows:

Year Ended December 31
2006	$62,716
2007	64,631
2008	66,546
2009	16,756

NOTE N - SUBSEQUENT EVENTS

On January 6, 2006 (“Closing Date”), UpSNAP, Inc., a Nevada corporation, completed an acquisition of substantially all of the assets of XSVoice, Inc.

Pursuant to the Asset Purchase Agreement, dated as of the Closing Date (“Asset Purchase Agreement”), UpSNAP, Inc. acquired from the Company substantially all of the Company’s assets used or useful in connection with the conduct of, or arising out of the conduct of, the Company’s business (the “Business”). UpSNAP, Inc. also assumed certain liabilities of the Company relating to the assets acquired.

In addition to assuming certain liabilities, UpSNAP, Inc. paid to the Company an aggregate purchase price (together with the amounts described in the next paragraph, “Purchase Price”) consisting of (i) $198,828.81 in cash, paid to the Company on the Closing Date (the “Closing Payment”); (ii) an additional $500,000 to be delivered to Company if and when a majority of UpSNAP’s Series A Warrants are exercised or at least $3,200,000 of additional equity capital has been raised by UpSNAP within 12 months from the Closing Date (the “Warrant Payment” and together with the Closing Payment the “Cash Consideration”). Amounts received in connection with the Warrant Payment will be held and distributed pursuant to the terms of the escrow agreement executed by and among the Company, UpSNAP, Inc. and an escrow agent (the “Escrow Agreement”); and (iii) 2,258,470 unregistered shares of UpSNAP, Inc. common stock, $.001 par value (“Common Stock”), of which 590,710 shares will be delivered to the Escrow Agent to be held and distributed pursuant to the terms of the Escrow Agreement.

The escrow was set up in order to guaranty that certain revenue targets are achieved and to indemnify UpSNAP, Inc. against breaches by the Company under the Asset Purchase Agreement. The escrowed assets are to be released to the Company as certain target revenues are achieved by the Business in accordance with the provisions of the Asset Purchase Agreement.

The Company began the dissolution process in January 2006. As part of this process, the Company notified all warrant holders that all outstanding warrants needed to be exercised within 90 days of the sale of the Company’s assets, or April 6, 2006.

On January 6, 2006, the Company issued 2,854,404 shares of its Class A Common Stock. 45,000 of these shares were issued for $0.25 warrants. 2,809,404 shares were issued to extinguish liabilities:

Number of Shares	Value per Share	Liability extinguished
2,061,360	$0.25	Note payable
359,661	$0.50	Deferred compensation
261,765	$0.50	Accrued compensation

In January 2006, the Company paid $22.750 for the shares of Common Stock redeemed in November 2005.