Form 10QSB
period 2006-12-31
UpSnap, Inc.
filed 2007-02-14
CIK 1261019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50560

UPSNAP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer identification No.)

134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 20836
----------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(704) 895-4121
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock        Outstanding February 15, 2007
Common Stock ($.001 par value)       22,170,324

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended December 31, 2006

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006
UNAUDITED

ASSETS
Current Assets
Cash	$183,612
Accounts receivable	103,463
Other current assets	20,301

TOTAL CURRENT ASSETS	307,376

PROPERTY & EQUIPMENT (Note H)
Computer and office equipment	171,565
Accumulated Depreciation	(54,921)

NET PROPERTY & EQUIPMENT	116,644

OTHER ASSETS
Other intangibles (Note L)	1,008,780
Goodwill (Note L)	4,677,862
Security deposits	1,114

TOTAL ASSETS	$6,111,776

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$70,043
Total Other Current Liabilities	40,378

TOTAL CURRENT LIABILITIES	110,421

LONG TERM LIABILITIES
Note Payable (Note K)	113,500
TOTAL LIABILITIES	223,921

Commitments (Note I)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized,	21,151
issued and outstanding 21,151,324 shares at December 31, 2006
Additional paid-in capital	8,272,706
Accumulated deficit	(2,406,002)

TOTAL STOCKHOLDERS' EQUITY	5,887,855

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,111,776

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
UNAUDITED

	Three Months Ended December 31,
	2006	2005
SALES AND COST OF SALES
Sales	$253,977	$-
Cost of Sales	123,414	3,530
Gross Profit	130,563	(3,530)

OPERATING EXPENSES
Product development	86,076	55,942
Sales and marketing expenses	28,876	46,675
General and administrative	447,312	258,490

Total Expense	562,264	361,107

Net operating income	(431,700)	(364,637)

Other income and expense
Interest income	126	-
Interest expense	-	300
Net Other Income	126	(300)

NET LOSS	$(431,574)	$(364,937)

Net loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	21,151,324	14,658,252

The average shares listed below were not
included in the computation of diluted losses
per share because to do so would have been
antidilutive for the periods presented:
Warrants:	5,144,668	5,144,668

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2004 to DECEMBER 31, 2006
UNAUDITED

	Common Stock
					Total
			Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	capital	Deficit	(Deficit)
Balances, September 30, 2004	-	$-	$27,474	$(27,474)	$-
-
Donated capital	-	-	119,525	-	119,525
Shares issued for cash ($.0003 per share)	12,999,999	1,300	1,700	-	3,000
Net loss	-	-	-	(158,586)	(158,586)

Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623	-	2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712	-	6,000,074
Net loss				(1,788,368)	(1,788,368)

Balances, September 30, 2006	21,151,324	21,151	8,226,034	(1,974,428)	6,272,757

Stock based compensation	-	-	46,672	-	46,672
Net loss	-	-	-	(431,574)	(431,574)

Balances, December 31, 2006	21,151,324	21,151	$8,272,706	$(2,406,002)	$5,887,855

The accompanying notes are an integral part of these unaudited financial statement

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005
UNAUDITED

	December 31, 2006	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431,574)	$(364,937)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	12,708	208
Amortization of intangibles	150,690	-
Changes to goodwill	-	-
Stock based compensation	46,672	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
Accounts receivable	65,364	-
Other current assets	(9,358)	(50,978)
Deposits	-	(965)
Accounts payable and accrued expenses	(60,363)	55,469
Other current liabilities	33,936	(16,090)

NET CASH USED FOR OPERATING ACTIVITIES	(191,925)	(377,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the company merger	-	1,919,662
Purchase of equipment	(5,258)	(2,761)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(5,258)	1,916,901

NET INCREASE IN CASH	(197,184)	1,539,608

CASH, beginning of period	380,796	175,611
CASH, end of period	$183,612	$1,715,219

Taxes paid	$-	$-
Interest paid	$-	$-

Other non-cash investing and financing activities:
Shares issued in connection with reverse merger	$-	$2,097,112
Shares issued in connection with XSVoice acquisition	$-	$6,000,074

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to SEC Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on SEC Form 10-KSB for the year ended September 30, 2006.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of December 31, 2006 and the results of their operations for the three month periods ended December 31, 2006 and 2005 and their cash flows for the three months ended December 31, 2006 and 2005. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

On January 6, 2006, the Company completed the purchase of XSVoice, Inc., a privately held wireless platform and application developer, by acquiring substantially all of the assets of XSVoice, Inc. for a total purchase price of $6.3 million. XSVoice, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition (See Note L).

The consolidated financial statements include the operations of UpSNAP, Inc. from November 15, 2005 through December 31, 2006.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Advertising costs

The Company expenses all advertising as incurred. For the three month periods ended December 31, 2006 and 2005 the Company incurred advertising expense of $2,758 and $0 respectively.

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option valuation model to value option awards under SFAS No. 123(R). The Company currently has awards outstanding with only service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Our statement of operations for the three months ended December 31, 2006 and 2005 included stock-based compensation expense of $46,672 and $0, respectively.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 43.4 months was approximately $382,356 at December 31, 2006.

Stock Plan

On November 2, 2006 the Board of Directors of UpSNAP, Inc. approved a 2006 Omnibus Stock and Incentive Plan. The Plan will make four million (4,000,000) shares, either unissued or reacquired by the Company, available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors. Options granted generally have a ten-year term and vest over four years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended December 31, 2006 are shown in the following table:

Expected volatility	70.0%
Expected dividends	0%
Expected terms	6.0-6.25 years

Risk-free interest rate	4.45% - 4.76%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately the fourteen month period since the reverse merger and comparison to the volatility of similar size companies in the similar industry. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the three months ended December 31, 2006 was assumed to be zero. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the time-based stock awards as of December 31, 2006, and changes during the three months ended December 31, 2006, is as follows:

	Shares	Weighted-Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2006	-	-
Granted	700,000	$0.92		$-
Forfeited or expired	-	-
Outstanding at December 31, 2006	700,000		3.61	$-
Exercisable at December 31, 2006	75,000	$0.64	2.92	$-

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended December 31, 2006 was equal to the market price of the underlying common stock on the grant date.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

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

On January 6, 2006, the Company acquired substantially all of the assets of XSVoice, Inc. 2,362,830 shares of common stock were issued to the stockholders of XSVoice, Inc. (See Note L).

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

The following table summarizes information about warrants outstanding at December 31, 2006:

	Shares Exercisable	Exercise Price	Date of Expiration
Series A Warrant: Issued in conjunction with Private Placement	2,384,668	$1.50	March 2007
Series B Warrant: Issued for investor relations services	2,200,000	$1.10	October 2010
Viant Capital LLC Warrant	560,000	$0.90	November 2010
Total	5,144,668

At December 31, 2006, a total of 5,144,668 warrants remain outstanding. All warrants are fully vested and exercisable upon issuance.

The Company may from time to time reduce the exercise price for any of the warrants either permanently or for a limited period or extend their expiration date.

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

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through December 31, 2006 totaling $2,406,002 and as of December 31, 2006, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE G - CONCENTRATION OF CREDIT RISK

For the three month period ended December 31, 2006, our largest customer accounted for more than 85% of sales.

The Company has deposits of $87,871 in a bank in excess of federally insured limits at December 31, 2006. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

	As of December 31	As of December 31
Fixed Assets	2006	2005
Computer and office equipment	$167,565	$2,761
Office Equipment	1,000	-
Office Furniture	3,000	-
Accumulated Depreciation	(54,921)	(208)
Total Fixed Assets	$116,644	$2,553

Depreciation expense for the three months ended December 31, 2006 and 2005 was $12,708 and $ 208, respectively.

The estimated service lives of property and equipment are 3 - 7 years.

NOTE I - COMMITMENTS

In March 2006, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2007 at a rate of $2,250 per month. Future maturities associated with this commitment are as follows:

Year Ended September 30	Amount
2007	$4,500

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

The value of the 2,362,830 common shares issued as a result of this acquisition was determined based on the average market price of the Company’s common shares over the preceding 15-day period before the closing date of the acquisition. 590,710 of the common shares given as consideration were placed into an escrow account and were subject to an Escrow Agreement which allowed for the release of shares as certain revenue thresh holds were met over the first year after the acquisition. Total revenues recognized during the year indicate that the shareholders of XSVoice are entitled to 60% of the escrowed shares. The Company has made a demand for the balance of the escrowed shares, or 147,677 shares to be returned to the company for cancellation.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Allocation of acquisition cost:
Accounts receivable	$ 71,621.43
Property, plant, and equipment
Computer equipment	28,200.00
Office equipment	1,000.00
Office furniture	3,000.00
SWinG copyright	1,345,040.00
Customer relationships	104,000.00
Employment contracts	78,000.00
Supplier contracts	84,500.00
Goodwill	4,791,361.53
Total assets acquired	6,506,722.96
Note payable	(113,500.00)
Total liabilities assumed	(113,500.00)
Net assets acquired	$6,393,222.96

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

In connection with the XSVoice, Inc. acquisition, the Company agreed to pay an additional $550,000 in cash consideration by January 6, 2007, if the company raises an additional $3.2 million in additional equity capital or a majority of the Series A warrants are exercised. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. Any such payments would result in increases in goodwill.

NOTE M - SUBSEQUENT EVENT

During the period from January 20, 2007 to February 12, 2007, the Company issued 1,019,000 shares of common stock each at a price of $0.25 upon exercise of previously placed warrants (619,000 Series A warrants and 400,000 Series B warrants) . Total proceeds of $274,750 were received to be added to working capital. The Company relied on  Rule 4(2) in this private placement.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

BUSINESS OVERVIEW

UpSNAP is a mobile search & entertainment engine that helps mobile US consumers quickly find mobile content and entertainment services. UpSNAP provides a seamless platform for search & content delivery to almost all mobile devices in the United States. Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan (the NASCAR in car-audio application on Sprint/Nextel), ABC, ESPN Radio, ESPN Deportes, Radio Disney and Batanga. Over the past 12 months, UpSNAP has built one of the largest Radio networks of content from over 1,500 content providers. It has built a mobile advertising platform that allows for the automated insertion of audio and pay-per-call contextual mobile advertising. UpSNAP currently operates in the United States only.

MD&A Overview:

UpSNAP spent 2005 developing its core hardware and software infrastructure and 2006 building out its core platform of services. UpSNAP now has a rich platform of content ranging from radio stations, to sports commentary and podcasts from over 1,500 content providers.

The typical revenue model for mobile content has been subscription only. UpSNAP has now built an advertising driven model, rather than relying on subscriptions alone. Many successful media models have involved making money from advertising services, while growing the advertising base of consumes as rapidly as possible.

UpSNAP management believes that a mobile advertising driven model will in the long-run achieve greater revenues than a subscription model.

For the quarter ended December 31, 2006, UpSNAP recorded record sales of $253,977 and implemented operating measures that will reduce the forecasted operating cash burn during calendar 2007 to approximately $36,000 a month.

During January- February 2007 UpSNAP raised an additional $254,750 through the sale of warrants. The company’s current financial models, benefiting from this additional cash raised and progress to reduce cash burn, indicate that within twelve months the Company’s cash balances may fall to levels that will not sustain operations.

As of February 12, 2007 the Company had approximately $303,000 in cash and approximately $395,000 in working capital.

General

Consumer interest and spend on mobile phones and services are continuing to showing very high growth rates. In the US, according to the Cellular Telecommunications & Internet Association (CTIA) as reported in its Wireless Quick Facts September 2006, wireless subscribers reached 219.4 million by June 2006, reaching more than 72% of the total US population. Wireless Data Revenues grew particularly sharply, showing growth of 70% from $3.8 billion in the first half of 2005, to $6.5 billion for the first six months of 2006.

UpSNAP’s search technology is in part based on text messaging or Short Message Service (SMS) that is proving to be extremely popular amongst the youth demographic in the United States.

According to the CTIA’s April 2006 Wireless Quick Facts Report, 9.8 billion messages were sent in December 2005, up 109% from 4.8 billion messages in December 2004. 48.7 billion SMS messages were sent in the last six months of 2005, up 50% from 32.5 billion in the first six months of 2005, and up 97% from 24.7 billion in the last six months of 2004.

Reports are available from http://www.ctia.org/ and are free to the public.

Mobile Search Business Model

Putting as few obstacles between joining merchants and buyers together has proved to be a highly successful business strategy that has created several billion dollar industries. In the 1980s 1-800 services became enormously popular, and enabled consumers to reach merchants at no cost. In the 1990s, merchants paid for ‘clicks’ on Internet advertisements on search engines such as Yahoo! and Google. Again, these services were virtually free to the consumer, and the merchant paid for new incoming business. In 2000, cellular customers had to pay up to $1.50 for a merchant number using cellular 411 directory assistance services, or have to use expensive handsets and data packages to view a web site, crammed onto a tiny mobile browser.

UpSNAP provides a SMS, WAP and mobile application based search engine that allows mobile subscribers to quickly and easily search for mobile content and information services. The consumer pays for the cost of sending a text message, which can vary from free, to a few cents per message depending on their mobile contract with their carrier.

UpSNAP business model is to generate consumer traffic from the provision of these search services, and then up-sell premium content, or direct response advertising as a “pay per call” service targeted according to the nature of the consumer search.

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

MOBILE SEARCH ENGINE PLATFORM

The UpSNAP mobile search engine platform allows consumers to search via text message, WAP and through a digital download on the mobile handset to a mobile “short-code” or 5 digit telephone number, which in our case is 2SNAP (27627). Current services include yellow pages directory assistance, sport scores, horoscopes, price comparison shopping services, weather, calorie counter, spelling, and airline travel information. Consumers type in search requests e.g. “Leo” for a horoscope reading. The consumer will be offered a free horoscope, but also receive an advertisement via a text message to speak with an astrologer direct or hear an extended audio horoscope.

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

UpSNAP has now begun to generate small amounts of revenue from our pay-per-call Platform.

SWING STREAMING AUDIO PLATFORM

UpSNAP’s SWinG (Streaming Wireless Internet Gateway) platform enables mobile access to virtually any type of live and on-demand streaming audio content, such as radio, podcasts and live sports events. The software translates data from almost any type of common audio format, for example MP3 files, to allow it to be streamed to cell-phones capable of supporting audio streaming. If the cell-phone does not have any data services, the platform broadcasts the audio via the voice channel on the cell-phone. The SWinG platform is thus able to be used on any cell phone in the United States, regardless of handset, data package or software. The SWinG platform was built over the course of 2002-2004 and is fully operational.

Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan, the NASCAR in car-audio application on Sprint/Nextel, ABC, ESPN Radio, ESPN Deportes, Radio Disney & Botanga. The catalogue of content includes over 1,500 content providers, with a wide selection of content ranging from Radio Stations, to sports coverage and Podcasts.

The company generates subscription revenues from the SWinG platform by providing the technology platform to major companies that already have a relationship with the carriers, such as ESPN and NASCAR. In addition, the Company generates revenues acting as the principal in the relationship with the carriers, providing content from over 1,500 content providers.

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

Margins

The selling of mobile content typically involves:

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

2
Off Deck Promotion - where the consumer signs up for services through traditional media promotions, internet advertising, affiliate marketing relationships, or other media channels directly, and payment is made via a short-code or Premium SMS (PSMS) to the consumers mobile phone bill. UpSNAP has billing relationships in place with most major US carriers including, Cingular, T-Mobile, Sprint/Nextel and Alltel.

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

In order to increase its revenues UpSNAP plans to aggressively market its search and entertainment technology to all three of these distribution channels outlined above over the course of 2007.

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

Our growth strategy contemplates acquisitions.  During the first Quarter of 2006 we successfully integrated the assets and personnel of XSVoice into the company. We continue to look for acquisition targets for although this will depend upon the timing and availability of appropriate acquisition opportunities. Our business plan calls for acquisitions in the advertising sector, that will allow us increase our average revenue per subscriber as well as our distribution channels.

As of December 31 we have a total of eight full-time employees and two part time individual contractors. We do not expect significant increases in employees, but do expect incremental additions in line with revenues in all areas of the business.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 2005

Our net losses during the three-month period ended December 31, 2006 were $431,574 compared to a net loss of $364,937 during the three-month period ended December 31, 2006.

The Company was a development stage company during the three month period ended December 31, 2005. Activities were primarily limited to outside contractors performing product development work, marketing costs, and officer’s travel expenses. The Company commenced generating revenue immediately after the XSVoice, Inc. acquisition on January 6, 2006.

The Company had revenues of $253,977 for the three month period ended December 31, 2006 and gross profit of $130,563. These revenues were primarily generated by the company’s relationship with Nextel and consisted primarily of streaming audio revenues generated by the company’s music content providers as well as the streaming audio content from NASCAR races. Cost of revenues for the three month period ended December 31, 2006 were $123,414. Costs of revenues were primarily fees paid to the company’s content providers; royalty payments for the music content, server farm, and call connect charges. The Company did not have any revenues for the comparable quarter ended December 31, 2005 because the XSVoice acquisition had not yet been completed.

During the three-month period ended December 31, 2006, we incurred operating expenses of $562,264 compared to operating expenses of $361,107 incurred during the three-month period ended December 31, 2005, The increase in operating expenses during the three-month period ended December 31, 2006 from the same period in 2005 resulted from: (i) an increase of $30,134 in product development costs as the Company added personnel to support both the acquired streaming audio technology from XSVoice, Inc. as well as the Company’s mobile search platform, (ii) a decrease of $17,799 in sales and marketing costs reflecting the deliberate reduction in marketing staff positions to reduce cash burn, and (iii) an increase of $188,822, in general and administrative expenses resulting from increased operating costs associated with increased operations and professional fees related to our SEC filings and $150,690 in amortization expense related to intangible assets generated as a result of the XSVoice acquisition.

For the three months ended December 31, 2006, our net loss was ($431,574) or ($0.02) per common share compared to a net loss of ($364,937) or ($0.02) per common share for the three month period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, our current assets were $307,376 and our current liabilities were $110,421, which resulted in net working capital of $196,955.

For the three months ended December 31, 2006, net cash flow used by operating activities was $191,925 compared to net cash used in operating activities of $377,293 for the three months ended December 31, 2005. The decrease in cash flows used in operating activities is mainly due to the decrease in net loss for the period.

Net cash flows used by investing activities amounted to $5,258 for the three months ended December 31, 2006 compared to $1,916,901 provided for the three months ended December 31, 2005. The Company received $1,919,662 in cash as part of the reverse merger in November 2005.

There was no net cash flow provided by financing activities for the three months ended December 31, 2006 and December 31, 2005.

In summary, based upon the cash flow activities as previously discussed, for the three months ended December 31, 2006, our overall cash position decreased by $197,184.

Overall, we have funded our cash needs from inception through December 31, 2006 with the $2,146,200 in funds acquired as part of the September - October 2005 Private Placement.

At the date of this report we are continuing to incur losses. We used capital of approximately $197,184 during the quarter ended December 31, 2006 to fund operations. The company’s current financial models indicate that within twelve months the Company’s cash balances may fall to levels that will not sustain operations. This financial model is highly sensitive to revenue forecasts based on existing revenue sources.

As of February 12, 2007 the Company had approximately $303,000 in cash and $395,000 in working capital. The Company has taken steps to reduce its cash burn to a forecasted average cash burn of approximately $36,000 per month for calendar 2007.

During the period from January 20, 2007 to February 12, 2007, the Company issued 1,019,000 shares of common stock each at a price of $0.25 upon exercise of previously placed warrants (619,000 Series A warrants and 400,000 Series B warrants) . Total proceeds of $254,750 were received to be added to working capital. The Company relied on  Rule 4(2) in this private placement.

The company is likely to be dependent on raising a minimum of $500,000 in additional capital in order to fund its existing operating plan over the next twelve months, increase marketing and research and development and maintain a cash balance of approximately $ 250,000 at the end of such period.

The Company has no other commitments for such capital. The Company may obtain up to $5,132,502 in additional capital if all of the Company’s remaining outstanding warrants are exercised; however there is no assurance that any of these warrants will be exercised. The Company will also seek long-term financing through additional debt or equity financing. Without such additional capital we would likely have to curtail our activities (including our marketing and research and development expenses) during the next twelve months but may be able to continue operations depending on the development of new revenue sources.

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

Conclusions. Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. Additionally, there has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 20, 2007 to February 12, 2007, the Company issued 1,019,000 shares of common stock each at a price of $0.25 upon exercise of previously placed warrants (619,000 Series A warrants and 400,000 Series B warrants) . The exercise price of the warrants was reduced on a limited basis to permit this exercise. Total proceeds of $254,750 were received and added to working capital. The Company relied on Rule 4(2) in this private placement.

ITEM 6. EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC. (Registrant)

Date: February 14, 2007	By:	/s/ Tony Philipp
Tony Philipp Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2007	By:	/s/ Paul C. Schmidt
Paul C. Schmidt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description
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

* Filed herein.
1 Incorporated by reference to Amendment No. 2 our Form SB-2 Registration Statement, Reg. No. 333-132893, filed July 13, 2006.