Form 10QSB
period 2007-03-31
UpSnap, Inc.
filed 2007-05-15
CIK 1261019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50560

UPSNAP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer identification No.)

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

Class of Stock        Outstanding May 5, 2007
Common Stock ($.001 par value)       22,170,324

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended March 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
UNAUDITED

ASSETS
Current Assets
Cash	$245,017
Accounts receivable	173,139
Other current assets	17,472

TOTAL CURRENT ASSETS	435,628

PROPERTY & EQUIPMENT (Note H)
Computer and office equipment	171,565
Accumulated Depreciation	(67,353)

NET PROPERTY & EQUIPMENT	104,212

OTHER ASSETS
Other intangibles (Note L)	902,507
Goodwill (Note L)	4,677,862
Security deposits	1,114

TOTAL ASSETS	$6,121,323

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$74,965
Total Other Current Liabilities	28,605

TOTAL CURRENT LIABILITIES	103,570

LONG TERM LIABILITIES
Note Payable (Note K)	113,500
TOTAL LIABILITIES	217,070

Commitments (Note I)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized,	22,170
issued and outstanding 22,170,324 shares at March 31, 2007
Additional paid-in capital	8,560,233
Accumulated deficit	(2,678,150)

TOTAL STOCKHOLDERS' EQUITY	5,904,254

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,121,323

        The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
SALES AND COST OF SALES
Advertising Revenue	$4,704	$-	$8,216	$-
Revenue Share	225,124	244,042	471,149	244,042
Other	-	-	1,032	-
Total Sales	229,827	244,042	480,397	244,042

Cost of Sales	100,122	136,996	227,278	133,466
Gross Profit	129,706	107,046	253,119	110,576

OPERATING EXPENSES
Product development	89,223	113,211	175,298	169,153
Sales and marketing expenses	8,928	57,856	37,804	104,531
General and administrative	270,682	288,325	718,024	546,815
Total Expense	368,833	459,393	931,127	820,499

Net operating income	(268,711)	(322,396)	(703,849)	(687,033)

Other income and expense
Interest income	1	4,890	127	4,890
Interest expense	-	-	-	300
Net Other Income	1	4,890	127	4,590

NET LOSS	$(268,711)	$(317,506)	$(703,722)	$(682,443)

Net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	21,683,468	20,993,802	21,414,472	16,396,022

The average shares listed below were not
included in the computation of diluted losses
per share because to do so would have been
antidilutive for the periods presented:
Warrants:	4,612,524	5,144,668	4,881,520	3,858,501

        The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2004 to MARCH 31, 2007
UNAUDITED

	Common Stock
					Total
			Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	capital	Deficit	(Deficit)
Balances, September 30, 2004	-	$-	$27,474	$(27,474)	$-

Donated capital	-	-	119,525	-	119,525
Shares issued for cash ($.0003 per share)	12,999,999	1,300	1,700	-	3,000
Net loss	-	-	-	(158,586)	(158,586)

Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623	-	2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712	-	6,000,074
Net loss				(1,788,368)	(1,788,368)

Balances, September 30, 2006	21,151,324	21,151	8,226,034	(1,974,428)	6,272,757

Stock based compensation	-	-	80,468	-	80,468
Exercise of Series A Warrants	1,019,000	1,019	253,731		254,750
Net loss	-	-	-	(703,722)	(703,722)

Balances, March 31, 2007	22,170,324	22,170	$8,560,233	$(2,678,150)	$5,904,254

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(703,722)	$(682,443)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	25,140	8,470
Amortization of intangibles	256,963	17,767
Changes to goodwill	-	(36,408)
Stock based compensation	80,468	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
Accounts receivable	(4,312)	(38,801)
Other current assets	(6,529)	(29,833)
Deposits	-	(1,115)
Accounts payable and accrued expenses	(48,460)	122,255
Other current liabilities	15,181	(16,200)

NET CASH USED FOR OPERATING ACTIVITIES	(385,270)	(656,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash to acquire XSVoice, Inc.	-	(243,241)
Cash received from the company merger	-	1,919,662
Purchase of equipment	(5,258)	(131,087)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(5,258)	1,545,334

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	254,750	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	254,750	-

NET INCREASE IN CASH	(135,778)	889,026

CASH, beginning of period	380,796	175,611
CASH, end of period	$245,017	$1,064,637

Taxes paid	$-	$-
Interest paid	$-	$-

Other non-cash investing and financing activities:
Shares issued in connection with reverse merger	$-	$2,097,112
Shares issued in connection with XSVoice acquisition	$-	$6,000,074

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of March 31, 2007 and the results of their operations for the six month periods ended March 31, 2007 and 2006 and their cash flows for the six months ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The consolidated financial statements include the operations of UpSNAP, Inc. from November 15, 2005 through March 31, 2007.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

1.
Provider of Technology Platform: UpSNAP provides technology to brands that have their own mobile distribution and revenue arrangements with the carriers. In this case, UpSNAP does not act as the principal in the transaction. The brands - typically large brands such as NASCAR or ESPN, have their own relationships with the carriers and look to UpSNAP to provide the technology platform and service, while they retain the relationship with the consumer and set the pricing. In these cases, UpSNAP typically reports net revenues received from the carrier which are revenues after both carrier charges and content provider charges.

The Company negotiated a new contract with its largest carrier customer effective February 12, 2007 in which the carrier is no longer deducting content provider charges before submitting revenue to the Company. Under this arrangement, the content provider charges are the responsibility of the Company. The net effect of this new contract is that revenues and cost of revenues are increased by an identical amount to reflect the content provider charges.

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

The Company also receives advertising revenues from third parties. These revenues are resultant from audio ads played on the Company’s SWInG platform, banner ads on the WAP deck, and pay per call revenues when the consumer proactively responds to a text message. These advertising revenues are recognized in the period the transactions are recorded by the third party provider.

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

Advertising costs

The Company expenses all advertising as incurred. For the six month periods ended March 31, 2007 and 2006 the Company incurred advertising expense of $3,758 and $10,053 respectively.

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

Our statement of operations for the six months ended March 31, 2007 and 2006 included stock-based compensation expense of $80,468 and $0, respectively.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 41.5 months was approximately $460,280 at March 31, 2007.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the six months ended March 31, 2007 are shown in the following table:

Expected volatility	70.%
Expected dividends	0%
Expected terms	6.0 - 6.25 years
Risk free interest rate	4.45% - 4.76%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately the fourteen month period since the reverse merger and comparison to the volatility of similar size companies in the similar industry. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the six months ended March 31, 2007 was assumed to be zero. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the time-based stock awards as of March 31, 2007, and changes during the six months ended March 31, 2007, is as follows:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2006	-
Granted	1,120,000	$0.72	9.7
Forfeited or expired	-
Outstanding March 31, 2007	1,120,000	$0.72	9.7
Exercisable at March 31, 2007	75,000	$0.64

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended March 31, 2007 was equal to the market price of the underlying common stock on the grant date.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

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

During September - October 2005, the Company issued Series A warrants to purchase 2,384,668 shares of common stock at $1.50 per share, in conjunction with the Company’s Private Placement. The fair value of the warrants in the amount of $1,935,260 was recorded as a debit and credit to additional paid in capital so there was no net impact on equity. The Private Placement warrants to the extent not exercised have expired.

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

In February 2007, 619,000 Series A Warrants and 400,000 Series B Warrants were exercised at an Exercise Price of $0.25.

The following table summarizes information about warrants outstanding at March 31, 2007:

	Shares Exercisable	Exercise Price	Date of Expiration
Series B Warrant: Issued for investor relations services	1,800,000	$1.10	October 2010
Viant Capital LLC Warrant	560,000	$0.90	November 2010
Total	2,360,000

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

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through March 31, 2007 totaling $2,684,483 and as of March 31, 2007, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE G - CONCENTRATION OF CREDIT RISK

For the six month period ended March 31, 2007, our largest customer accounted for more than 90% of sales.

The Company has deposits of $161,150 in a bank in excess of federally insured limits at March 31, 2007. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007:

PROPERTY& EQUIPMENT(Note H)

	As of March 31	As of March 31
Fixed Assets	2007	2007
Computer and office equipment	$167,565	$159,287
Office Equipment	1,000	1,000
Office Furniture	3,000	3,000
Accumulated Depreciation	(67,353)	(8,470)
Total Fixed Assets	$104,212	$154,817

Depreciation expense for the six months ended March 31, 2007 and 2006 was $25,139 and $ 8,470, respectively.

The estimated service lives of property and equipment are 3 - 7 years.

NOTE I - COMMITMENTS

In March 2006, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2008 at a rate of $2,250 per month. Future maturities associated with this commitment are as follows:

Year Ended September 30	Amount
2007	$13,500
2008	$11,250

NOTE J - RELATED PARTY TRANSACTION

The Chairman of the Board of the Company provides services to the Company as its CEO, for monthly compensation of $10,000 and related expenses. A board member and Vice President of the Company provides services to the Company for monthly compensation of $10,000 and related expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

BUSINESS OVERVIEW

UpSNAP is a mobile search and entertainment engine that helps mobile US consumers quickly find mobile content and entertainment services. UpSNAP provides a seamless platform for search & content delivery to almost all mobile devices in the United States. Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Fan Scan (the NASCAR in car-audio application on Sprint/Nextel), ABC, ESPN Radio, ESPN Deportes, Radio Disney and Batanga. Over the past 12 months, UpSNAP has built one of the largest Radio networks of content from over 1,500 content providers. It has built a mobile advertising platform that allows for the automated insertion of audio and pay-per-call contextual mobile advertising. UpSNAP currently operates in the United States only.

MD&A Overview:

UpSNAP sells a rich platform of mobile content to consumers in the United States, and makes money from subscriptions and mobile advertising. UpSNAP has searchable mobile content from over 1,500 content providers, ranging from live NASCAR in-car broadcasts, to ESPN sports and Hip-Hop radio. In April 2007, UpSNAP launched a multi-media search engine for all other mobile content, such as ringtones, and mobile videos stored on the Internet.

Mobile consumers are now buying more and more powerful phones with Internet features cable of sending emails, running applications, and browsing the Internet. According to the Pew Wireless Internet Access study in February 2007, as many as 25% of Internet users now have a cell-phone capable on accessing the Internet. In the key youth demographic of 18-34, consumers are using their cell-phones as their primary method of communication and entertainment- effectively replacing their Personal Computer.

The market in general for mobile services is continuing to show very high growth rates.  In the U.S, according to the Cellular Telecommunications & Internet Association (CTIA), as reported in its Wireless Quick Facts December 2006, wireless subscribers reached 233 million by December 2006, reaching more than 76% of the total U.S. population.

Now that the number of subscribers has almost reached saturation point - particularly in the 18-35 demographic - the mobile operators are seeking to increase their revenues from wireless data usage. According to the CTIA, Wireless Data Revenues in the US grew particularly sharply, showing growth of 82% from $4.8 billion in the first half of 2005, to $8.7 billion for the latter six months of 2006.

In the past, the typical revenue model for mobile content has been a paid subscription model. Consumers have proved willing to spend several dollars on a 20 second ring-tone from a mobile carriers store, even when they can purchase the whole song on Apple’s iTunes for a mere .99 cents on their computer, an example of the current large discrepancies between the mobile and Internet content pricing models. As the features of the Internet and PCs converge into powerful handsets with wireless Internet access, the Company predicts that these discrepancies cannot last for long.

The global market for mobile-phone premium content is expected to expand to more than $43 billion by 2010, rising at a compound annual growth rate of 42.5 percent from $5.2 billion in 2004, according to iSuppli Corp.

UpSNAP management believes that this paid content subscription model will start to migrate to a search and advertising driven model over time. Most mass media business models have started as subscription only, and then migrated with the increasing reach of consumers into advertising driven services. As John Templeton said: “History never repeats itself, but it often rhymes.”

In the United States, most mobile content is sold from ‘virtual’ shops on the mobile handsets. However, this trend is set to change. In Europe, the mobile operators are leaving content choice and selection to media and distribution companies who sell mobile content. Consumers in the US are now being increasingly exposed to direct marketing for mobile products.

UpSNAP has built a search and advertising driven business model, which enables UpSNAP and its media and carrier partners to make money from advertising, rather than from the content subscription. UpSNAP is very well positioned to take advantage of the enormous consumer demand for mobile content and entertainment. A 2006 study from Shosteck Group, showed that revenues from Mobile advertising could reach $9.6 billion by 2010. Consumers will also increasing need quick and convenient ways to search for all the latest content they can consume on their mobile phone.

In order to increase sales, UpSNAP needs to increase its media partnerships that can actively promote offers direct to consumers, as well as continue to partner with as many of the mobile operators as possible.

UpSNAP is actively in partnership with media companies who can reach customers directly with direct response offerings. UpSNAP has recently launched ESPN Radio on the Alltel network, renewed its yearly NASCAR in-Car-Audio deal with Sprint and United Management for 2007, and signed a Letter of Intent with dating site Hot-or-Not to produce a mobile Hot-or-Not dating service to be promoted via the network operators. UpSNAP signed a contract with Lincoln Financial which enables consumers to listen and search for popular shows such as the Bob and Sheri Show on demand from their mobile phones. UpSNAP has a strong sales pipe-line of media distribution deals that will be announced over the coming year.

Media companies and Advertising Agencies are hopeful that mobile advertising can reach the massive reach numbers of a TV campaign, combined with the direct response and tracking potential of the Internet. However, mobile marketing is still in its infancy as they struggle with the right forms of direct marketing, privacy issues, and how to structure mobile advertising deals. The pace of our deal making activities with the media companies has been much slower than we would have liked. UpSNAP is looking at acquisitions to push this process quicker, and has hired a media specialist to increase our business development capacity and increase the amount of deals in our pipeline.

In January 2006 UpSNAP derived 99% of its revenues from subscription revenue from one major US mobile operator. In our second fiscal quarter Jan-March 2007, our dependency on this carrier has been reduced to approximately 90% of our revenues, as we move towards the more lucrative and higher margin search and advertising related revenues.

Principal Products and Services

UpSNAP has two principal products and services:

1	Mobile Search Engine and Advertising Platform

2	Mobile Content Services

MOBILE SEARCH ENGINE AND ADVERTISING PLATFORM

UpSNAP has expanded its search engine suite to enable consumers to search for a wide variety of mobile content, services and data. In April 2007 UpSNAP launched a mobile search tool that finds mobile data stored on the Internet. Mobile consumers can search for ringtones, mobile video content, mobile games, and other images, wallpapers and multi-media content.

The suite of mobile search product now allows consumers to find and access mobile content and service from any mobile phone in the US. The UpSNAP mobile search engine platform allows consumers to search via text message, WAP and through a digital download on the mobile handset to a mobile “short-code” or 5 digit telephone number, which in our case is 2SNAP (27627). Current services include yellow pages directory assistance, sport scores, horoscopes, price comparison shopping services, weather, calorie counter, spelling, and airline travel information. Consumers type in search requests e.g. “Leo” for a horoscope reading. The consumer will be offered a free horoscope, but also receive an advertisement via a text message to speak with an astrologer direct or hear an extended audio horoscope.

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

These searches are free to use by the consumer - save for any communications cost incurred by their cellular phone usage according to their carrier contract.

UpSNAP makes money from advertisers who love the direct response pay-per-click model of the Internet, and now want the same model to work on mobile.

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

Pay-per-call advertising is receiving a much higher margin than pay-per-click on the Internet. The average price of a pay-per-click on Google according to the Wall Street Journal was .50 cents. Pay Per Call, which directly bridges a consumer who is looking to buy on their cell-phone with a merchant starts at $2 dollars a call, and goes up considerably depending on the nature of the sale.

MOBILE CONTENT SERVICES

UpSNAP’s SWinG (Streaming Wireless Internet Gateway) platform enables mobile access to virtually any type of live and on-demand streaming audio content, such as radio, podcasts and live sports events. The software translates data from almost any type of common audio format, for example MP3 files, to allow it to be streamed to cell-phones capable of supporting audio streaming. If the cell-phone does not have any data services, the platform broadcasts the audio via the voice channel on the cell-phone. The SWinG platform runs on any mobile phone in the US, regardless of handset, data package or software. The SWinG platform was built over the course of 2002-2004 and is fully operational.

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

DISTRIBUTION AGREEMENTS

UpSNAP’s revenues are directly affected by its distribution agreements. The distribution of our content occurs in one of two ways:

1
Carrier or “on deck” promotion - where the carrier actually promotes the service from the menu’s on the carrier handset, bills the consumer on their mobile phone bill, and takes its cuts, and then remits the balance to UpSNAP. UpSNAP has ‘on deck’ agreements with Sprint/Nextel

2
Off Deck Promotion - where the consumer signs up for services through media partner promotions, internet advertising, affiliate marketing relationships, or other media channels directly, and payment is made via a short-code or Premium SMS (PSMS) to the consumer’s mobile phone bill. UpSNAP has billing relationships in place with most major US carriers including, Cingular, T-Mobile, Sprint/Nextel and Alltel,

The Business

Our business plan calls for acquisitions in the mobile advertising and content sector, that will allow us increase our average revenue per subscriber as well as our distribution channels.  We continue to look for acquisition targets although this will depend upon the timing and availability of appropriate acquisition opportunities and our ability to find capital to acquire the same and provide working capital.

As of May 8, 2007 we have a total of six full-time employees and one part-time individual contractor. We do not expect significant increases in employees, but do expect incremental additions in line with revenues in all areas of the business.

Margins

The revenue stream from the consumer is shared across several parties:

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

2	An aggregator or mobile delivery and clearing house for the receipt and delivery of mobile messages will take 5-10% of the gross sale value

3	The content owner who has the rights to the mobile content.

The mobile supplier, in this case UpSNAP reports net revenue after the carrier and aggregator have taken their cut of 30 -60%. In turn, UpSNAP’s average pay-out to content providers in 30% of the net revenue.

UpSNAP’s margin improves considerably on advertising related services such as banner ads, audio ads, and Pay-per-call advertising. For these services, UpSNAP receives net revenue from an advertising partner. When UpSNAP deals directly with the media companies, the wireless carriers do not share in this revenue.

LIQUIDITY AND CAPITAL RESOURCES

Overall, we have funded our cash needs from inception through March 31, 2007 with the $2,146,200 in funds acquired as part of the September - October 2005 Private Placement. In addition, the Company raised $254,750 in February 2007 from the sale of 619,000 Series A warrants and 400,000 Series B warrants at $0.25 each.

As of March 31, 2007, our current assets were $435,628 and our current liabilities were $103,570, which resulted in net working capital of $332,058. As of May 12, 2007 cash on hand was $207,493.

Our cash burn rate continues to decline. For the six months ended March 31, 2007, net cash flow used by operating activities was $385,270 compared to net cash used in operating activities of $656,308 for the six months ended March 31, 2006. The decrease in cash flows used in operating activities is mainly due to the decrease in the loss for the period adjusted for non-cash items.

For the three months ended March 31, 2007, net cash flow used by operating activities was $135,779 compared to net cash used in operating activities of $656,308 for the three months ended March 31, 2006. The decrease in cash flows used in operating activities is mainly due to the decrease in the loss for the period adjusted for non-cash items.

Net cash flows used by investing activities amounted to $5,258 for the six months ended March 31, 2007 compared to $1,545,334 provided for the six months ended March 31, 2006. The Company received $1,919,662 in cash as part of the reverse merger in November 2005.

The Company received $254,750 in net cash flow provided by financing activities for the six months ended March 31, 2007. These cash proceeds were resultant from the sale of 619,000 Series A warrants and 400,000 Series B warrants at $0.25 each. The Company relied on Rule 4(2) in this private placement. There were no net cash flows provided by financing activities for the six months ended March 31, 2006.

In summary, based upon the cash flow activities as previously discussed, for the six months ended March 31, 2007, our overall cash position decreased by $135,788.

At the date of this report we are continuing to incur losses. We used capital of approximately $385,000 during the six month period ended March 31, 2007 to fund operations. The company’s current financial models indicate that the Company will have an average cash burn rate of $23,000 per month from operations and that within nine months the Company’s cash balances may fall to levels that will not sustain operations. This financial model is highly sensitive to revenue forecasts based on existing revenue sources.

The Company does not have any material commitments for capital expenditures as of March 31, 2007.

The company is likely to be dependent on raising a minimum of $300,000 in additional capital in order to fund its existing operating plan over the next twelve months and maintain a cash balance of approximately $ 250,000 at the end of such period.

The Company has no commitments for such capital. The Company may obtain up to $2,484,000 in additional capital if all of the Company’s remaining outstanding Series B and Viant warrants are exercised at their stated exercise price; however there is no assurance that any of these warrants will be exercised. The Company will also seek long-term financing through additional debt or equity financing. Without such additional capital we would likely have to curtail our activities (including our marketing and research and development expenses) during the next twelve months but may be able to continue operations depending on the development of new revenue sources.

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

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 2006

Revenue for the six month period ended March 31, 2007 grew to $480,397 compared to $244,042 during the six month period ended March 31, 2006.

Our net losses during the six-month period ended March 31, 2007 were ($703,722) or ($0.03) per common share compared to a net loss of ($682,443) or ($0.04) per common share during the six-month period ended March 31, 2006.

UpSNAP generates approximately half of its revenue from Internet Radio Stations, who may be affected by the recent Copyright Royalty Board decision to more than double royalty rates for distribution over Internet or mobile data networks in 2006, and mandates further major increases in 2007 and 2008. The Copyright Royalty Board decision, which was long overdue, is also retroactive to January 2007, and new payments are to be collected by July 2007. The decision has prompted outrage in the Internet Radio industry, which claims the industry will effectively be put of business by the large increases in royalties. A recent appeal of the ruling was denied. The Internet Radio Industry has responded by petitioning Congress and the Senate, through the Internet Radio Equality Act, which would reverse the Copyright Royalty Board’s decision through an Act of Congress. Senators Brownback (R-Kansas) and Wyden (D-Oregon) also introduced a bipartisan bill aimed at reversing the decision in the Senate.

The increase in royalty payments is performed on a per listener basis. On the Internet many people choose to “listen” to an Internet stream all day long, so the audience reach is relatively high. In the mobile environment, people are typically listening to broadcasts for a very short length of time. Our service is a mobile interactive service that our customer requests on demand. It is not clear at this stage if our service is subject to the extra royalty payments as approved by the Copyright Royalty Board for mobile services.

UpSNAP is watching the legal situation carefully. If the Copyright Royalty Boards decision is upheld and Congress fails to reverse the ruling, UpSNAP may be affected if some of the Internet Radio Stations are put out of business. If the decision is upheld UpSNAP believes that revenue losses will occur, albeit they will be offset to some extent due to:

•	UpSNAP has over 1500 radio station partners in the US and operating abroad. This decision, should it be upheld, only affects music providers located in the United States.
•	UpSNAP partners with sports radio providers such as EPSN and Sporting News which are not affected by the decision.
•	Should the decision be upheld, UpSNAP feels that it is likely that only the larger Internet Radio Stations will survive. UpSNAP makes the bulk of its music revenues from the top 5% of music providers.

Cost of revenues for the six month period ended March 31, 2007 were $227,278, resulting in a gross profit of $253,119 (52.7%) compared to cost of revenues for the six month period ended March 31, 2006 of $133,466 and a gross profit of $110,576 (45.3%). Costs of revenues were primarily fees paid to the company’s content providers; royalty payments for the music content, server farm, and call connect charges. The Company has increased gross margins by negotiating better terms with content providers and modifications to the technology supporting the company’s offerings.

During the six-month period ended March 31, 2007, we incurred operating expenses of $931,127 compared to operating expenses of $820,499 incurred during the six-month period ended March 31, 2006, This increase was primarily driven by non-cash increases of $239,197 in amortization expense related to intangible assets generated as a result of the XSVoice acquisition and an increase of $73,818 in stock based compensation resultant from the company’s stock option plan introduced in November 2006.

THREE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2006

The Company had revenues of $229,827 for the three month period ended March 31, 2007 compared to $244,042 during the three month period ended March 31, 2006.

Our net losses during the three-month period ended March 31, 2007 were ($268,711) or ($0.01) per common share compared to a net loss of ($317,506) or ($0.02) per common share during the three-month period ended March 31, 2006. On a cash basis our net cash used in operations fell to $135,779 for the quarter ended March 31st, 2007, compared to $656,308 for the quarter ended March 31st 2006.

For the quarter ended March 31, 2007 revenues from Nextel are down approximately 18% from the comparable quarter ended March 31, 2006.. The revenue decline was principally due to lower new subscriptions for the Company’s music services,. During April, this decline has been reversed. The Company is aggressively attempting to diversify its revenue stream by focusing on advertising revenues and selling subscription services directly to consumers. If the company is not successful in its continuing efforts to diversifying its revenue base or halting the slide in revenues, then the Company’s operating results and liquidity will continue to be adversely affected.

Cost of revenues for the three month period ended March 31, 2007 were $100,122, resulting in a gross profit of $129,706 (56.4%) compared to cost of revenues for the three month period ended March 31, 2006 of $136,996 and a gross profit of $107,046 (43.9%). Costs of revenues were primarily fees paid to the company’s content providers; royalty payments for the music content, server farm, and call connect charges. The Company has increased gross margins by negotiating better terms with content providers and modifications to the technology supporting the company’s offerings.

During the three-month period ended March 31, 2007, we incurred operating expenses of $368,833 compared to operating expenses of $459,393 incurred during the three-month period ended March 31, 2006.

OFF- BALANCE SHEET ARRANGEMENTS

The Company did not have any off -balance sheet arrangements as of the fiscal period ended March 31, 2007.

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

Conclusions. Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.. Additionally, there has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls over financial reporting.

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

ITEM 5.    OTHER INFORMATION

On May 11, 2007 the Company’s Compensation Committee approved a change in the compensation plan for the Company’s CFO. Under this new arrangement, in lieu of cash compensation, the Company’s CFO will be compensated for the company’s third and fourth fiscal quarter with a restricted stock grant of 130,000 shares to be vested 21,666.67 shares per month, effective April 1, 2007.

ITEM 6.    EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC. (Registrant)

Date: May 15, 2007	By:	/s/ Tony Philipp
Tony Philipp
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Paul C. Schmidt
Paul C. Schmidt
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.8	Asset Purchase Agreement, dated January 6, 2006, by and between UpSNAP, Inc. and XSVoice, Inc. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on January 12, 2006)

10.9	Agreement dated as of February 12, 2007 between UpSNAP, INC. AND SPRINT/NEXTEL.[2]

10.10	Commercial Service Agreement between UpSNAP, Inc. and Simplewire, Inc. dated February 7, 2006 [1]

10.11	Letter Agreement between UpSNAP, Inc. and Tony Philipp dated July 10, 2006 [1]

10.12	Letter Agreement between UpSNAP, Inc. and Richard Jones dated July 10, 2006 [1]

10.13	Letter Agreement between UpSNAP, Inc. and Paul Schmidt dated July 10, 2006 [1]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer*

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein
1 incorporated by reference to Amendment No. 2 our Form SB-2 Registration Statement, Reg. No. 333-132893, filed July 13, 2006.
2 incorporated by reference to Form 8-K filed March 20, 2007