Form 10QSB
period 2007-06-30
UpSnap, Inc.
filed 2007-08-20
CIK 1261019

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50560

UPSNAP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes [  ] No [X]

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding August 14, 2007
Common Stock ($.001 par value)	22,276,991

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended June 30, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
UNAUDITED

ASSETS
Current Assets
Cash	$164,987
Accounts receivable	179,241
Other current assets	21,202

TOTAL CURRENT ASSETS	365,430

PROPERTY & EQUIPMENT (Note H)
Computer and office equipment	173,742
Accumulated Depreciation	(79,923)

NET PROPERTY & EQUIPMENT	93,819

OTHER ASSETS
Other intangibles (Note L)	840,650
Goodwill (Note L)	4,677,862
Security deposits	1,114

TOTAL ASSETS	$5,978,875

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$88,221
Total Other Current Liabilities	39,997

TOTAL CURRENT LIABILITIES	128,218

LONG TERM LIABILITIES
Note Payable (Note K)	113,500
TOTAL LIABILITIES	241,718

Commitments (Note I)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized, issued and outstanding 22,255,324 shares at June 30, 2007	22,255
Additional paid-in capital	8,623,975
Accumulated deficit	(2,909,073)

TOTAL STOCKHOLDERS' EQUITY	5,737,157

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$5,978,875

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
SALES AND COST OF SALES
Advertising Revenue	$5,203	$-	$13,419	$-
Revenue Share	252,930	247,273	725,185	491,315
Other	2,330	135	3,362	135
Total Sales	260,463	247,408	741,966	491,450

Cost of Sales	107,099	110,944	327,968	244,410
Gross Profit	153,364	136,463	413,999	247,040

OPERATING EXPENSES
Product development	79,216	102,081	262,414	271,234
Sales and marketing expenses	8,849	63,778	46,653	168,309
General and administrative	258,580	578,390	953,673	1,125,205
Total Expense	346,645	744,249	1,262,740	1,564,748

Net operating income	(239,546)	(633,305)	(934,773)	(1,320,338)

Other income and expense
Interest income	-	8,762	127	13,653
Interest expense	-	-	-	300
Net Other Income	-	8,762	127	13,353

NET LOSS	$(239,546)	$(624,543)	$(934,646)	$(1,306,986)

Net loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	22,211,991	21,151,324	21,687,404	17,981,123

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants:	3,554,667	5,144,668	4,881,493	4,287,223

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2004 to JUNE 30, 2007
UNAUDITED

	Common Stock
					Total
			Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	capital	Deficit	(Deficit)
Balances, September 30, 2004	-	$-	$27,474	$(27,474)	$-

Donated capital	-	-	119,525	-	119,525
Shares issued for cash ($.0003 per share)	12,999,999	1,300	1,700	-	3,000
Net loss	-	-	-	(158,586)	(158,586)

Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623	-	2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712	-	6,000,074
Net loss				(1,788,368)	(1,788,368)

Balances, September 30, 2006	21,151,324	21,151	8,226,034	(1,974,428)	6,272,757

Stock based compensation	85,000	85	144,210	-	144,295
Exercise of Series A Warrants	1,019,000	1,019	253,731		254,750
Net loss	-	-	-	(934,646)	(934,646)

Balances, June 30, 2007	22,255,324	22,255	$8,623,975	$(2,909,073)	$5,737,157

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(934,646)	$(1,306,986)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	37,710	25,250
Amortization of intangibles	318,820	301,380
Changes to goodwill	-	(36,408)
Stock based compensation	144,295	-
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES: (Net of effect of acquisition)
Accounts receivable	(10,414)	(101,371)
Other current assets	(10,258)	(20,786)
Deposits	-	(1,115)
Accounts payable and accrued expenses	(36,131)	162,298
Other current liabilities	27,500	(16,200)

NET CASH USED FOR OPERATING ACTIVITIES	(463,123)	(993,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash to acquire XSVoice, Inc.	-	(243,241)
Cash received from the company merger	-	1,919,662
Purchase of equipment	(7,435)	(134,107)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(7,435)	1,542,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	254,750	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	254,750	-

NET INCREASE IN CASH	(215,808)	548,377

CASH, beginning of period	380,796	175,611
CASH, end of period	$164,987	$723,988

Taxes paid	$-	$-
Interest paid	$-	$-

Other non-cash investing and financing activities:
Shares issued in connection with reverse merger	$-	$2,097,112
Shares issued in connection with XSVoice acquisition	$-	$6,000,074

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of June 30, 2007 and the results of their operations for the nine month periods ended June 30, 2007 and 2006 and their cash flows for the nine months ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The consolidated financial statements include the operations of UpSNAP, Inc. from November 15, 2005 through June 30, 2007.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

1.
Provider of Technology Platform: UpSNAP provides technology to brands that have their own mobile distribution and revenue arrangements with the carriers. In this case, UpSNAP does not act as the principal in the transaction. The brands – typically large brands such as NASCAR or ESPN, have their own relationships with the carriers and look to UpSNAP to provide the technology platform and service, while they retain the relationship with the consumer and set the pricing. In these cases, UpSNAP typically reports net revenues received from the carrier which are revenues after both carrier charges and content provider charges.

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

Advertising costs

The Company expenses all advertising as incurred.   For the nine month periods ended June 30, 2007 and 2006 the Company incurred advertising expense of $3,906 and $19,899 respectively.

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

Our statement of operations for the nine months ended June 30, 2007 and 2006 included stock-based compensation expense of $144,295 and $0, respectively.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 38.9 months was approximately $457,073 at June 30, 2007.

Stock Plan

On November 2, 2006 the Board of Directors of UpSNAP, Inc. approved a 2006 Omnibus Stock and Incentive Plan. The Plan will make four million (4,000,000) shares, either unissued or reacquired by the Company, available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors. Options granted generally have a ten-year term and vest over four years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms. The Board of Directors increased the size of the Plan to seven and one half million (7,500,000) total shares on August 8, 2007, subject to stockholder ratification.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the nine months ended June 30, 2007 are shown in the following table:

Expected volatility	70.0%
Expected dividends	0%
Expected terms	6.0 - 6.25 years

Risk-free interest rate	4.45% - 4.76%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately the fourteen month period since the reverse merger and comparison to the volatility of similar size companies in the similar industry. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the nine months ended June 30, 2007 was assumed to be zero. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the time-based stock awards as of June 30, 2007, and changes during the nine months ended June 30, 2007, is as follows:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value

Outstanding at October 1, 2006	-
Granted	1,240,000	$0.69	9.5
Forfeited or expired	-
Outstanding March 31, 2007	1,240,000	$0.69	9.5
Exercisable at March 31, 2007	75,000	$0.64

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended June 30, 2007 was equal to the market price of the underlying common stock on the grant date.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently is evaluating the Statement to determine what impact, if any, it will have on the Company.

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

NOTE D – WARRANTS

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

The following table summarizes information about warrants outstanding at June 30, 2007:

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

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through June 30, 2007 totaling $2,909,073 and as of June 30, 2007, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE G - CONCENTRATION OF CREDIT RISK

For the nine month period ended June 30, 2007, our largest customer accounted for approximately 90%of sales.

The Company has deposits of $123,534 in a bank in excess of federally insured limits at June 30, 2007. The amount has not been reduced by items recorded in the account not yet clearing the bank.

Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007:

	As of June 30	As of June 30
Fixed Assets	2007	2006
Computer and office equipment	$169,742	$162,307
Office Equipment	1,000	1,000
Office Furniture	3,000	3,000
Accumulated Depreciation	(79,923)	(25,250)
Total Fixed Assets	$93,819	$141,057

Depreciation expense for the nine months ended June 30, 2007 and 2006 was $37,710 and $25,250, respectively.

The estimated service lives of property and equipment are 3 – 7 years.

NOTE I – COMMITMENTS

In March 2006, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2008 at a rate of $2,250 per month. Future maturities associated with this commitment are as follows:

Year Ended September 30	Amount
2007	$6,750
2008	$11,250

NOTE J - RELATED PARTY TRANSACTION

The Chairman of the Board of the Company provides services to the Company as its CEO, for monthly compensation of $10,000 and related expenses. A board member and Vice President of the Company provides services to the Company for monthly compensation of $10,000 and related expenses.

NOTE K – NOTE PAYABLE

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

NOTE L – ACQUISITION OF XSVOICE, INC.

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

The value of the 2,362,830 common shares issued as a result of this acquisition was determined based on the average market price of the Company’s common shares over the preceding 15-day period before the closing date of the acquisition. 590,710 of the common shares given as consideration were placed into an escrow account and were subject to an Escrow Agreement which allowed for the release of shares as certain revenue thresholds were met over the first year after the acquisition. Total revenues recognized during the year indicate that the shareholders of XSVoice are entitled to 60% of the escrowed shares. The Company has made a demand for the balance of the escrowed shares, or 236,284 shares to be returned to the Company for cancellation.

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

NOTE M – SUBSEQUENT EVENTS

On August 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile Greetings, Inc., a California corporation (“MGI”), and UpSNAP Acquisition Corp., a California corporation and a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into MGI, with MGI continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  MGI is a private corporation engaged in providing content to the mobile phone industry.

Under the terms of the Merger Agreement, at the effective date of the Merger (the “Effective Date”), each issued and outstanding share of MGI common stock (other than any shares held in treasury and any shares as to which the holder has properly demanded appraisal of his shares under California law) will be converted into and exchanged for 9.68 shares (the “Exchange Ratio”) of the Company’s common stock. Options, warrants and other rights to purchase MGI common stock as of the Effective Date will be assumed by the Company with an adjustment in the number of underlying shares and the exercise price thereof based upon the Exchange Ratio.  The exchange concept is that the shares of Company common stock to be exchanged for MGI common stock on a fully diluted basis would equal 50% of the number of outstanding shares of Company common stock on a fully-diluted basis immediately after the Merger, and without giving effect to the Private Financing mentioned below.

In addition to the share consideration, the Company is to issue an Non-Negotiable Convertible Note (the “Note”) in the principal amount of up to $2,200,000 to a representative for the holders of the outstanding MGI common stock, options, warrants and other rights to purchase MGI common stock as of the Effective Date, repayable in 12 months subject to a six month extension should the Company then be working on a public offering, together with interest at the rate of federal funds payable at maturity or waived upon conversion.  Commencing after six months, the Note would be convertible at a base conversion price of $.50 per share into shares of Company common stock, or an aggregate of 4,400,000 shares, subject to customary anti-dilution provisions.  The principal amount of the Note may be reduced by reason of indemnification claims by the Company against MGI and payment of claims of MGI holders under their dissenter’s appraisal rights.  The principal amount of the Note also may be reduced in the event the value of the Note could jeopardize the tax-free reorganization of the Merger.  In such event, the reduction in principal amount of the Note would increase the number of shares of Company common stock issued on the Effective Date based upon the average price of the Company Common Stock for the five consecutive trading days ending on the trading day immediately preceding the Effective Date.

The Company has made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including covenants regarding the operation of its business prior to the closing, and reciprocal indemnifications.  Completion of the Merger is subject to the satisfaction of customary closing conditions as set forth in the Merger Agreement, including among other things, the adoption of the Merger Agreement and approval of the Merger by the MGI shareholders, the consummation by the Company of a private placement to obtain working capital for the combined operations and the entry into employment agreements with certain executive officers of MGI.  The Merger is expected to close prior to September 30, 2007.

The Company is entering into a placement agency agreement with a placement agent for a placement of $3,000,000 gross proceeds of the Company’s securities (the “Private Financing”).  The terms of the Private Financing are subject to negotiation among the Company, the placement agent and the prospective investors.  The securities to be offered in the Private Financing will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.  At the closing of the Merger, the Company will enter into a Registration Rights Agreement with the MGI shareholders providing them with “piggyback” registration rights for the Company Common Stock issued to them on the Merger.  It is anticipated that the Company will enter into a registration rights agreement with the investors for the Company Common Stock in the Private Financing.

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

Mobile consumers are now buying more and more powerful phones with Internet features cable of sending emails, running applications, and browsing the Internet. According to the Pew Wireless Internet Access study in February 2007, as many as 25% of Internet users now have a cell-phone capable on accessing the Internet.  In the key youth demographic of 18-34, consumers are using their cell-phones as their primary method of communication and entertainment– effectively replacing their Personal Computer.

The market in general for mobile services is continuing to show very high growth rates.  In the U.S, according to the Cellular Telecommunications & Internet Association (CTIA), as reported in its Wireless Quick Facts December 2006, wireless subscribers reached 233 million by December 2006, reaching more than 76% of the total U.S. population.

Now that the number of subscribers has almost reached saturation point – particularly in the 18-35 demographic - the mobile operators are seeking to increase their revenues from wireless data usage. According to the CTIA, Wireless Data Revenues in the US grew particularly sharply, showing growth of 82% from $4.8 billion in the first half of 2005, to $8.7 billion for the latter nine months of 2006.

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

UpSNAP is actively in partnership with media companies who can reach customers directly with direct response offerings. UpSNAP has signed a term-sheet and launched ESPN radio on demand on most of the carriers. UpSNAP also signed a distribution deal with Cablevision to provide news, weather and traffic for News 12 in the New York City, New Jersey and Connecticut areas. UpSNAP has a strong sales pipe-line of advertising supported media distribution deals that will be announced over the coming year.

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

In January 2006 UpSNAP derived 99% of its revenues from subscription revenue from one major US mobile operator. In our third fiscal quarter April - June 2007, our dependency on this carrier has been reduced to approximately 90% of our revenues, as we move towards the more lucrative and higher margin search and advertising related revenues.

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

These searches are free to use by the consumer – save for any communications cost incurred by their cellular phone usage according to their carrier contract.

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

DISTRIBUTION AGREEMENTS

UpSNAP’s revenues are directly affected by its distribution agreements. The distribution of our content occurs in one of two ways:

1
Carrier or “on deck” promotion – where the carrier actually promotes the service from the menu’s on the carrier handset, bills the consumer on their mobile phone bill, and takes its cuts, and then remits the balance to UpSNAP. UpSNAP has ‘on deck’ agreements with Sprint/Nextel

2
Off Deck Promotion – where the consumer signs up for services through media partner promotions, internet advertising, affiliate marketing relationships, or other media channels directly, and payment is made via a short-code or Premium SMS (PSMS) to the consumer’s mobile phone bill. UpSNAP has billing relationships in place with most major US carriers including, Cingular, T-Mobile, Sprint/Nextel and Alltel,

The Business

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

As ofAugust 14, 2007 we have a total of six full-time employees, one part-time employee and one part-time individual contractor.  We do not expect significant increases in employees, but do expect incremental additions in line with revenues in all areas of the business.

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

LIQUIDITY AND CAPITAL RESOURCES

Overall, we have funded our cash needs from inception through June 30, 2007 with the $2,146,200 in funds acquired as part of the September – October 2005 Private Placement.  In addition, the Company raised $254,750 in February 2007 from the sale of 619,000 Series A warrants and 400,000 Series B warrants at $0.25 each.

As of June 30, 2007, our current assets were $365,430 and our current liabilities were $128,218, which resulted in net working capital of $237,212.  As of August 14, 2007 cash on hand was $101,285 and accounts receivable due from customers were approximately $158,000.

Our cash burn rate continues to decline. For the nine months ended June 30, 2007, net cash flow used by operating activities was $463,123 compared to net cash used in operating activities of $993,937 for the nine months ended June 30, 2006. The decrease in cash flows used in operating activities is mainly due to the decrease in the loss for the period adjusted for non-cash items.

For the three months ended June 30, 2007, net cash flow used by operating activities was $82,032 compared to net cash used in operating activities of $337,630 for the three months ended June 30, 2006. The decrease in cash flows used in operating activities is mainly due to the decrease in the loss for the period adjusted for non-cash items.

Net cash flows used by investing activities amounted to $7,435 for the nine months ended June 30, 2007 compared to $1,542,314 provided for the nine months ended June 30, 2006. The Company received $1,919,662 in cash as part of the reverse merger in November 2005.

The Company received $254,750 in net cash flow provided by financing activities for the nine months ended June 30, 2007. These cash proceeds were resultant from the sale of 619,000 Series A warrants and 400,000 Series B warrants at $0.25 each. The Company relied on Regulation D in this private placement.  There were no net cash flows provided by financing activities for the nine months ended June 30, 2006.

In summary, based upon the cash flow activities as previously discussed, for the nine months ended June 30, 2007, our overall cash position decreased by $215,808.

At the date of this report we are continuing to incur losses. We used capital of approximately $463,000 during the nine month period ended June 30, 2007 to fund operations. The Company’s current financial models indicate that the Company will have an average cash burn rate of $27,000 per month from operations and that by the end of calendar 2007 the Company’s cash balances, without the successful launch of revenue generating products or the infusion of new capital, will fall to levels that will not sustain operations.

The Company does not have any material commitments for capital expenditures as of August 14, 2007.

The Company may obtain up to $2,484,000 in additional capital if all of the Company’s remaining outstanding Series B and Viant warrants are exercised at their stated exercise prices of $1.10 and $0.90, respectively; however there is no assurance that any of these warrants will be exercised.

On August 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile Greetings, Inc., a California corporation (“MGI”), and UpSNAP Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company, see Note M to the Notes to the Consolidated Financial Statements in this report. As part of the Merger Agreement, the Company is entering into a placement agency agreement with a placement agent for a placement of $3,000,000 gross proceeds of the Company’s securities (the “Private Financing”).  The terms of the Private Financing are subject to negotiation among the Company, the placement agent and the prospective investors. The Private Financing is forecasted to close by September 30, 2007. It is forecasted that this Private Financing will result in approximately $2,400,000 in net proceeds that will be used as working capital for the combined entities.

If this Private Financing is not successful, the Company  would likely have to curtail our activities (including our marketing and research and development expenses) during the next twelve months but may be able to continue operations depending on the development of new revenue sources. No assurance can be given that the Private Financing will be consummated or the merger with MGI will close.

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

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 2006

Revenue for the nine month period ended June 30, 2007 grew to $741,966 compared to $491,450 during the nine month period ended June 30, 2006. The nine month period ending June 30, 2006 contained six months of revenue generated by the XSVoice acquisition.

Our net losses during the nine-month period ended June 30, 2007 were ($934,646) or ($0.04) per common share compared to a net loss of ($1,306,986) or ($0.07) per common share during the nine-month period ended June 30, 2006.

Cost of revenues for the nine month period ended June 30, 2007 were $327,968, resulting in a gross profit of $413,999 (55.8%) compared to cost of revenues for the nine month period ended June 30, 2006 of $244,410 and a gross profit of $247,040 (50.3%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges.  The Company has increased gross margins by negotiating better terms with content providers and modifications to the technology supporting the company’s offerings.

During the nine-month period ended June 30, 2007, we incurred operating expenses of $1,262,740 compared to operating expenses of $1,564,748 incurred during the nine-month period ended June 30, 2006, The Company has implemented cash burn austerity measures during fiscal year 2007 which have reduced operating expenses.

THREE-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2006

The Company had revenues of $260,463 for the three month period ended June 30, 2007 compared to $247,408 during the three month period ended June 30, 2006.

Our net losses during the three-month period ended June 30, 2007 were ($239,546) or ($0.01) per common share compared to a net loss of ($624,543) or ($0.03) per common share during the three-month period ended June 30, 2006. On a cash basis our net cash used in operations fell to $82,031 for the quarter ended June 30, 2007, compared to $337,630 for the quarter ended June 30, 2006.

For the quarter ended June 30, 2007 revenues from the Company’s primary customers are down approximately 18% from the comparable quarter ended June 30, 2006.  The revenue decline was principally due to lower new subscriptions for the Company’s music services.  The Company is aggressively attempting to diversify its revenue stream by focusing on advertising revenues and selling subscription services directly to consumers. If the company is not successful in its continuing efforts to diversifying its revenue base or halting the slide in revenues, then the Company’s operating results and liquidity will continue to be adversely affected.

Cost of revenues for the three month period ended June 30, 2007 were $107,099, resulting in a gross profit of $153,364 (58.9%) compared to cost of revenues for the three month period ended June 30, 2006 of $110,944 and a gross profit of $136,463 (55.2%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges.  The Company has increased gross margins by negotiating better terms with content providers and modifications to the technology supporting the company’s offerings.

During the three-month period ended June 30, 2007, we incurred operating expenses of $346,645 compared to operating expenses of $744,249 incurred during the three-month period ended June 30, 2006. The Company has implemented cash burn austerity measures during fiscal year 2007 which have reduced operating expenses.

OFF- BALANCE SHEET ARRANGEMENTS

The Company did not have any off –balance sheet arrangements as of the fiscal period ended June 30, 2007.

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

CEO and CFO Certifications.  Attached to this quarterly report, as Exhibits 31.1 through 31.4, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 20, 2007 to February 12, 2007, the Company issued 1,019,000 shares of common stock each at a price of $0.25 upon exercise of previously placed warrants (619,000 Series A warrants and 400,000 Series B warrants) to eleven warrant holders . The exercise price of the warrants was reduced on a limited basis to permit this exercise. Total proceeds of $254,750 were received and added to working capital. The Company relied on Regulation D in this private placement.

ITEM 5. OTHER INFORMATION

On May 11, 2007, the Company’s Compensation Committee approved a change in the compensation plan for the Company’s CFO. Under this new arrangement, in lieu of cash compensation, the Company’s CFO will be compensated for the company’s third and fourth fiscal quarter with a restricted stock grant of 130,000 shares to be vested 21,666.67 shares per month, effective April 1, 2007.

ITEM 6. EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC. (Registrant)
Date: August 20, 2007	/s/ Tony Philipp
Tony Philipp Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: August 20, 2007	/s/ Paul C. Schmidt
Paul C. Schmidt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.