Form 10QSB/A
period 2007-06-30
UpSnap, Inc.
filed 2007-10-03
CIK 1261019

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

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended June 30, 2007

i

PART I – FINANCIAL INFORMATION

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB/A to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, which was originally filed with the Securities and Exchange Commission on August 20, 2007, to amend and correct certain errors in the financial information included in the Consolidated Statement of Operations and Results of Operations caused by erroneous data generated by a data mapping error.  As a result of the data mapping error our cost of sales and gross profit numbers were transposed for all four periods reported.  The following correction will not result in a change to our net loss as previously reported.  This Form 10-QSB/A amends and restates only certain information in the sections described above.

This Amendment continues to speak as of the date of the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006.  Except as set forth above, this Amendment to our Form 10-QSB/A does not reflect events occurring after June 30, 2006 or modify or update those disclosures affected by subsequent events.  The filing of this Amendment is not a representation that any statements contained in the original Quarterly Report or this Amendment No. 1 are true and complete as of any date subsequent to the date of the original Quarterly Report.  The filing of this Amendment shall not be deemed an admission that the original filing, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

ITEM 1. FINANCIAL STATEMENTS

UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
UNAUDITED

ASSETS
Current Assets
Cash	$ 164,987
Accounts receivable	179,241
Other current assets	21,202

TOTAL CURRENT ASSETS	365,430

PROPERTY & EQUIPMENT (Note H)
Computer and office equipment	173,742
Accumulated Depreciation	(79,923)

NET PROPERTY & EQUIPMENT	93,819

OTHER ASSETS
Other intangibles (Note L)	840,650
Goodwill (Note L)	4,677,862
Security deposits	1,114

TOTAL ASSETS	$ 5,978,875

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 88,221
Total Other Current Liabilities	39,997

TOTAL CURRENT LIABILITIES	128,218

LONG TERM LIABILITIES
Note Payable (Note K)	113,500
TOTAL LIABILITIES	241,718

Commitments (Note I)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized, issued and outstanding 22,255,324 shares at June 30, 2007	22,255
Additional paid-in capital	8,623,975
Accumulated deficit	(2,909,073)

TOTAL STOCKHOLDERS' EQUITY	5,737,157

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 5,978,875

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
SALES AND COST OF SALES
Advertising Revenue	$5,203	$-	$13,419	$-
Revenue Share	252,930	247,273	725,185	491,315
Other	2,330	135	3,362	135
Total Sales	260,463	247,408	741,966	491,450

Cost of Sales	153,364	136,463	413,999	247,040
Gross Profit	107,099	110,944	327,968	244,410

OPERATING EXPENSES
Product development	79,216	102,081	262,414	271,234
Sales and marketing expenses	8,849	63,778	46,653	168,309
General and administrative	258,580	578,390	953,673	1,125,205
Total Expense	346,645	744,249	1,262,740	1,564,748

Net operating income	(239,546)	(633,305)	(934,773)	(1,320,338)

Other income and expense
Interest income	-	8,762	127	13,653
Interest expense	-	-	-	300
Net Other Income	-	8,762	127	13,353

NET LOSS	$(239,546)	$(624,543)	$(934,646)	$(1,306,986)

Net loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	22,211,991	21,151,324	21,687,404	17,981,123

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Allocation of acquisition cost:
Accounts receivable$
Property, plant, and equipment	$71,621.43
Computer equipment	28,200.00
Office equipment	1,000.00
Office furniture	3,000.00
SWinG copyright	1,345,040.00
Customer relationships	104,000.00
Employment contracts	78,000.00
Supplier contracts	84,500.00
Goodwill	4,791,361.53
Total assets acquired	6,506,722.96
Note payable	(113,500.00
Total liabilities assumed	(113,500.00
Net assets acquired	$6,393,222.96

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

Management Discussion and Analysis Overview:

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

The market in general for mobile services is continuing to show very high growth rates.  In the U.S., according to the Cellular Telecommunications & Internet Association (CTIA), as reported in its Wireless Quick Facts December 2006, wireless subscribers reached 233 million by December 2006, reaching more than 76% of the total U.S. population.

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

UpSNAP has built a search and advertising driven business model, which enables UpSNAP and its media and carrier partners to make money from advertising, rather than from the content subscription. UpSNAP is very well positioned to take advantage of the enormous consumer demand for mobile content and entertainment. A 2006 study from Shosteck Group showed that revenues from Mobile advertising could reach $9.6 billion by 2010. Consumers will also increasing need quick and convenient ways to search for all the latest content they can consume on their mobile phone.

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

As of August 14, 2007 we have a total of six full-time employees, one part-time employee and one part-time individual contractor.  We do not expect significant increases in employees, but do expect incremental additions in line with revenues in all areas of the business.

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

Cost of revenues for the nine month period ended June 30, 2007 were $413,999, resulting in a gross profit of $327,968 (44.2%) compared to cost of revenues for the nine month period ended June 30, 2006 of $247,040 and a gross profit of $244,410 (49.7%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges.  The Company has increased gross margins by negotiating better terms with content providers and modifications to the technology supporting the company’s offerings.

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

Cost of revenues for the three month period ended June 30, 2007 were $153,364, resulting in a gross profit of $107,099 (41.1%) compared to cost of revenues for the three month period ended June 30, 2006 of $136,463 and a gross profit of $110,944 (44.8%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges.  The Company has increased gross margins by negotiating better terms with content providers and modifications to the technology supporting the company’s offerings.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 20, 2007 to February 12, 2007, the Company issued 1,019,000 shares of common stock each at a price of $0.25 upon exercise of previously placed warrants (619,000 Series A warrants and 400,000 Series B warrants) to eleven warrant holders. The exercise price of the warrants was reduced on a limited basis to permit this exercise. Total proceeds of $254,750 were received and added to working capital. The Company relied on Regulation D in this private placement.

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

UPSNAP, INC. (Registrant)
Date: October 3, 2007	/s/ Tony Phillip
Tony Philipp, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: October 3, 2007	/s/ Paul C. Schmidt
Paul C. Schmidt, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.