Form 10KSB
period 2007-09-30
UpSnap, Inc.
filed 2008-01-15
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10−KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2007

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

(704) 895-4121 (Issuer’s Telephone Number, Including Area Code)

Securities registered under section 12(b) of the Exchange Act:  none

Securities registered under section 12(g) of the Exchange Act: common stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __X__   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes___   No __X__

State issuer's revenues for its most recent fiscal year: $950,020

As of December 31, 2007, the Issuer had 22,720,324 shares of common stock outstanding. The approximate aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the closing price of our common stock on December 31, 2007 of $0.17 per share of common stock, was approximately $2,179,829.(1)

(1) For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Issuer, and by others who, to Issuer's knowledge, own 5% or more of Issuer's common stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by the OTC Bulletin Board represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

DOCUMENTS INCORPORATED BY REFERENCE: none

PART I

Except as otherwise indicated by the context, references in this annual report to “UpSNAP,”“we,”“us,”or “our,”are references to the combined business of UpSNAP, Inc. and its wholly-owned subsidiary, UpSNAP USA, Inc. or UpSNAP USA.  References to “Securities Act”are references to the Securities Act of 1933, as amended and references to “Exchange Act”are references to the Securities Exchange Act of 1934, as amended.

ITEM 1.  DESCRIPTION OF BUSINESS.

History and Background

UpSNAP USA Inc. was founded in April 2004 as a mobile search engine using text messaging and pay-per-call advertising. The mobile search engine helps consumers find merchants, content and local services from their mobile handset. During 2004, the company developed its intellectual property platform, and was occupied almost solely with research and development.

On November 15, 2005, UpSNAP USA completed a reverse acquisition transaction with Manu Forti Group, Inc., or “Manu Forti” a Nevada corporation that had been formed on July 25, 2003. In connection with the reverse acquisition transaction, UpSNAP USA, Inc. became a wholly-owned subsidiary and the name was changed from Manu Forti Group Inc. to UpSNAP, Inc.

Manu Forti issued 11,730,000 shares of its common stock, constituting 55.5% of its then outstanding shares of  common stock, to the stockholders of UpSNAP USA in exchange for all of the issued and outstanding capital stock of UpSNAP USA. UpSNAP USA thereby became a wholly-owned subsidiary and the former stockholders of UpSNAP USA became our controlling stockholders. The shares were issued to the stockholders of UpSNAP USA in reliance upon an exemption from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act for offers and sales of securities that do not involve a public offering.

For accounting purposes, the share exchange transaction was treated as a reverse acquisitionwith UpSNAP USA as the acquirer and UpSNAP, Inc. as the acquired party. When we refer in this annual report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of UpSNAP USA.

On January 6, 2006, we acquired the assets of XSVoice Inc., a provider of streaming media for mobile phones. The acquisition gave us a rich portfolio of audio content, including premier entertainment and news outlets including more than 100 music and entertainment channels. XSVoice has provided nearly 2 million mobile consumers with access to a variety of audio content.

Our operations consist solely of the operations of UpSNAP USA, which is now our wholly owned subsidiary, as well as that of the business acquired from XSVoice.

On August 9, 2007, we entered into an Agreement and Plan of Merger with Mobile Corporation, Inc., a California corporation or MGI, and UpSNAP Acquisition Corp., a Californian corporation and a newly-formedwholly-owned subsidiary of the Company, or Merger Sub. On January 14, 2008 we amended the Merger Agreement to extend the termination date to on February 29, 2008. The Merger Sub will be merged with and into MGI, with MGI continuing as the surviving corporation and a wholly-owned subsidiary of the Company. MGI is a private corporation engaged in providing content to the mobile phone industry.  MGI delivers rich media digital mobile services. The MGI revenue model consists of license fees and revenue share from media partners as well as generating original content.  For additional information about the MGI merger, see “Mergers & Acquisitions” below

If consummated, we believe that the merged company would combine UpSNAP’s voice and advertising platform with the MGI data platform to deliver higher margin advertising services as well as subscription-based rich-media services, to all mobile handsets in the US. The combined company would be well positioned to take advantage of the large growth opportunity for mobile content and advertising based services. The combination of two scalable, automated audio and data platforms that work across all mobile handsets would give the Company a strong set of applications and new potential revenue streams. Media companies have been reluctant to advertise mobile products that only work on a small portion of their target audience’s mobile handsets. Our media partners can now advertise direct to consumer mobile services and products that will work on any mobile handset using our combined platforms.

In fiscal 2006, we derived approximately 97% of our revenues from subscription revenue from one major US mobile operator. In our fourth fiscal quarter July - September 2007, our dependency on this carrier has been reduced to approximately 89% of our revenues, as we move towards the more lucrative and higher margin search and advertising related revenues.

Summary of ourBusiness Generally

UpSNAP has two principal products and services:

Mobile Entertainment Services – responsible for 97% of fiscal 2007 revenues; and

Mobile Search Engine and Advertising Platform – responsible for 3% of fiscal 2007 revenues.

UpSNAP is a provider of audio and text based content and advertising services that work on all mobile phones, regardless of phone manufacturer or service provider. For the fiscal year ended September 30, 2007, we generated approximately 97% of our revenue from audio services delivered to mobile phones The remaining 3% of revenues were generated by our continuing development of a mobile advertising platform that produces revenues from pay per call and the placement of audio and banner ads.

Some of these Mobile Entertainment Services include the Sporting News Flash Radio service. By texting FLASH to 27627 or dialing 1-201-765-9743, a consumer can listen to Sports updates from Sporting News. These updates are refreshed every 20 minutes. Before listening to the service the consumer will hear an audio ad, and if the consumer elects to pess 7 on their phone, they will automatically be connected to the Advertiser via a phone call (Pay-per-call). Many of these Mobile Entertainment Services are free to the consumer, standard carrier charges may apply.

UpSNAP has several hundred other services like the Sporting News Flash Radio service that can be accessed via various different means, including: www.upsnap.com, text Messaging or Short Messaging Service (SMS), phone number, or the mobile internet at wap.upsnap.com.

We also have patent-pending technology that combines a highly flexible search and command language with a multi-media Voice over Internet Protocol, or VoIP, back-end that connects merchants that are willing to pay for new customers with consumers that benefit from the free service.  Currently mobile consumers must activate wireless application protocol, (WAP) services on their mobile phones to browse websites, or pay as much as $2.50 for 411 information directory services. We solve this problem by using text messaging to connect consumers to paying advertisers, free of charge.

The acquisition of XSVoice enables us to provide a broadcasting platform that supports the end-to-end requirements of delivering mobile audio content for all devices and all carriers. Through our Streaming Wireless Internet GatewayTM, (SWinG) platform, we can now enable virtually any type of live or on-demand audio content, including Internet-based streaming audio, radio, podcasts or other media source, to be delivered to the more than 230 Million mobile phone devices in North America.

SWinG Streaming Audio Platform

UpSNAP’s SWinG platform enables mobile access to virtually any type of live and on-demand streaming audio content. The software translates data from almost any type of common audio format, for example MP3 files, to allow it to be streamed to cell-phones capable of supporting audio streaming. If the cell-phone does not have any data services, the platform broadcasts the audio via the voice channel on the cell-phone. The SWinG platform is able to be used on any cell phone in the United States, regardless of handset, data package or software. The SWinG platform was built over the course of 2002-2004 and is fully operational.

Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Sporting News Radio, Lincoln Financial’s Bob and Sheri show, Troy Aikman show, Tony Bruno show, Inside Track Show (NASCAR), & Batanga (Hispanic Music). The catalogue of content includes over 150  content providers providing over 1,000 content channels with a wide selection of content ranging from Radio

Stations, to sports coverage and Podcasts. Recently signed distribution agreements include; Go2, Interop Technologies, and Cablevision.

We generate subscription revenues from the SWinG platform by providing the technology platform to major companies that already have a relationship with the carriers. In addition, we generate revenues acting as the principal in the relationship with the carriers, providing content  providers from a large number of content partners.

Mobile Search Engine and Advertising Platform

The Mobile Search and Advertising Platform allows us to insert mobile ads into content we deliver to mobile phones.

The ads can be:

 Audio ads that are delivered before audio content is streamed to the phone. These ads are interactive. By pressing “7”on the phone the consumer will automatically be connected to an advertiser (Pay-Per-call). Upon terminating this call, the consumer is placed back in the audio stream to listen to the content again.

WAP banner ads on the Mobile internet. Similar to banners ads on the internet UpSNAP deliver Mobile banner ads onto the Mobile internet. These ads are interactive, by clicking on an ad the consumer is transferred to the advertisers mobile internet page (Pay-per-Click)

SMS advertising. We can insert text based advertisements into SMS or TXT based services.

The platform allows us to match the type of advertising to the appropriate content.

Margins

The selling of mobile content typically involves the following parties:

The wireless carrier, which operates the cellular infrastructure and billing interface to add micro-payments from wireless services onto the customer phone bill. The carrier will typically demand 30-50% of the gross revenues. UpSNAP reports revenues net of the carrier gross margin. For example, if UpSNAP sells an application for $10.00 to the consumer and the carrier demands 30%, UpSNAP would only report $7.00 of net revenue.

An aggregator or mobile delivery and clearing house for the receipt and delivery of mobile messages will take 5-10% of the gross sale value.

The content owner which has the rights to the mobile content typically will take 20-50% of the net proceeds of the sale after all carrier and distribution charges depending on the nature, exclusivity and licensing rights of the content. If the content owner has a large brand, and distribution rights and relationships with the wireless operators, the content owner will be able to demand a higher margin, but will also bring much higher volume to the transaction. If the content is not exclusive, or is not a name brand, the content owner will rely on other companies such as UpSNAP to promote and distribute the application, and will thus take a much smaller margin. The mobile supplier, in this case UpSNAP, takes between 15-80% of the remaining net revenue that is shared with the content owner.

A large media brand that has distribution with the wireless carriers and exclusive content will typically act as the principal in the wireless application deal, and will retain their brand and direct consumer relationship (via the mobile operator) with the consumer. In this case UpSNAP acts as a service provider, and will typically be paid a smaller margin and will not show the revenues from the content. In all other cases, UpSNAP acts as the principal in the wireless application deal. UpSNAP builds the application, makes it available on its servers and on the wireless handsets, introduces the content into the wireless distribution channels, sets the price, and handles all the customer related issues and support.

Distribution Agreements

Distribution of the UpSNAP suite of services is multi-tiered, but can be summarized as follows:

Carrier or “on deck” promotions where the carrier actually promotes the service from the menu on the carrier handset, bills the consumers on their mobile phone bill, and takes its share, and then remits the balance to UpSNAP. UpSNAP has ‘on deck’ agreements with Sprint/Nextel.

Off Deck Promotions, where the consumer signs up for services through traditional media promotions, internet advertising, affiliate marketing relationships, or other media channels directly, and payment is made via a short-code or Premium SMS (PSMS) to the consumer's mobile phone bill. UpSNAP has billing relationships in place with most major US carriers including, AT&T, Verizon, Sprint/Nextel and Alltel. UpSNAP has begun marketing direct to customers with Sporting News radio and Go2.

White-label or third-party branded services, where UpSNAP sells its suite of search applications, content and services to third-parties, who then resell its services. Arrangements for these types of deals are largely done on a revenue-share basis, while some are performed on a license basis, or a mix of both. These third-parties include media companies, who have relationships with local media and merchants, but lack the technology to offer mobile search and entertainment services. Recent signees include Cablevision and Interop technologies.

Several new distribution agreements have been recently signed.  Revenue impact of the agreements are not expected to be material (if at all) until the 2008 fiscal year.

These Agreements include:

1.
Go2 MediaTM, a company focused on the growing user demand for more localized, personalized mobile content.  The goal is to further integrate UpSNAP's audio services into the go2 mobile portal for the benefit of go2's base audience of millions of U.S. mobile consumers.  The initial offering utilizes go2's one-touch calling feature to provide mobile users with quick access to audio recordings of current sports stories, scores and news.  The recordings are updated several times a day.

2.	Interop Technologies, a leading provider of advanced wireless technology solutions. The goal is to incorporate UpSNAP’s audio services that will reach more than one million customers.

3.
Cablevision, News 12 Networks. The goal is to enable Cablevision customers to receive real time news on demand, traffic and weather for the seven coverage areas surrounding New York City via their cell phones.

Mergers & Acquisitions

On August 9, 2007, we entered into an Agreement and Plan of Merger with Mobile Greetings, Inc., a California corporation, or MGI, and UpSNAP Acquisition Corp., a California corporation and a newly-formed wholly-owned subsidiary of the Company, or Merger Sub. On January 14, 2008, we amended the Merger Agreement to extend the termination date to February 29, 2008 and to modify the termination provision. The Merger Sub will be merged with and into MGI, with MGI continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). MGI is a private corporation engaged in providing content to the mobile phone industry.  MGI delivers rich media digital mobile services. The MGI revenue model consists of license fees and revenue share from media partners as well as generating original content.

At the effective date of the Merger (the “Effective Date”), each issued and outstanding share of MGI common stock (other than any shares held in treasury and any shares as to which the holder has properly demanded appraisal of his shares under California law) will be converted into and exchanged for approximaely 9.68 shares (the “Exchange Ratio”) of the Company’s Common Stock. Options, warrants and other rights to purchase MGI common stock as of the Effective Date will be assumed by the Company with an adjustment in the number of underlying shares and the exercise price thereof based upon the Exchange Ratio.  The exchange concept is that the shares of Company Common Stock to be exchanged for MGI common stock on a fully diluted basis would equal 50% of the number of outstanding shares of Company Common Stock on a fully-diluted basis immediately after the Merger, and without giving effect to the private financing mentioned below.

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

Completion of the Merger is subject to the consummation by the Company of a private placement to obtain working capital of at least $3.0 million for the combined operations. The terms of the private financing are subject to negotiation among the Company, the placement agents and the prospective investors. At the closing of the Merger, the Company will enter into a registration rights agreement with the MGI shareholders providing them with “piggyback” registration rights for the Company common stock issued to them in the merger.  It is anticipated that the Company will also enter into a registration rights agreement with the investors for the Company’s securities issued and sold in the private financing.

As of January 11, 2008, the Company had non-binding indications for up to $2,000,000 of the private financing, and is working to raise the remaining $1,000,000 to close the Merger for a total gross proceeds of $3,000,000.

No assurances can be given that the private placement will close. The inability to close the private placement will cause the termination of the MGI Merger.  Even if the placement is completed, its terms may be highly dilutive to current stockholders, and may impose debt service obligations on the Company.  We anticipate that the private financing and the Merger will be consummated, if at all, during the second quarter of fiscal 2008.  Either of UpSNAP or MGI may currently terminate the Merger Agreement upon providing notice to the other party.

If consummated, we believe that the merged company would combine UpSNAP’s voice and advertising platform with the MGI data platform to deliver higher margin advertising services as well as subscription-based rich-media services, to all mobile handsets in the US. The combined company would be well positioned to take advantage of the large growth opportunity for mobile content and advertising based services. The combination of two scalable, automated audio and data platforms that work across all mobile handsets would give the Company a strong set of applications and new potential revenue streams. Media companies have been reluctant to advertise mobile products that only work on a small portion of their target audience’s mobile handsets. Our media partners can now advertise direct to consumer mobile services and products that will work on any mobile handset using our combined platforms.

We believe that the combined companies will :

•      Reduce our reliance on Sprint/Nextel, and expand our distribution into all US network operators, particularly with Verizon

•      Together we can offer mobile products to any phone in the US using both voice and data services

•      Increase revenues and improve margins from advertising using MGI’s existing inventory direct to the consumer and our extended media relationships direct to the consumer

•      Improve the ability of the joint company to market our services to the mobile operators and large media operators which are demanding to deal with larger players who can handle all the mobile needs.

We believe that there is an excellent opportunity for a roll-up of wireless content  providers. Mobile operators and media players are demanding to deal with larger players and both UpSNAP and Mobile Greetings have built platform that scale very well across all carriers and networks - allowing us to aggregate and partner with a wide cross-section of wireless services. Potential wireless acquisition targets would include  mobile marketing, loyalty schemes, advertising, mobile promotions and mobile social networking.

An Overview of Our Industry

The worldwide mobile phone subscriber base relative to PC install base is  staggering at 10:1, while worldwide mobile device penetration is still relatively low, at 41%, according to Bank of America Securities Wireless research.  It took 20 years to connect the first billion mobile device subscribers, 40 months to connect the second billion, but just 24 months to connect the third billion mobile subscribers worldwide.

Mobile entertainment activities and current offerings consist of connectivity (text messaging, instant messaging, email, user generated content, games), content download (games, music, video, ringtones, streaming radio, mobile TV), information (news, weather, sports), and productivity (maps, search, mobile banking).

Mobile entertainment services are now in the third generation. The first generation can be characterized as the delivery of SMS messages (“text messages”) and the ability to download ringtones.

The second generation of data delivery is characterized by ringtones, downloaded applications, picture messages, and wallpaper.

The third generation of data delivery is characterized by the Apple iPhone, i.e. a new wave of rich media phones and higher speed data delivery characterized by video, flash, and interactive multimedia content.

A recent study by Morgan Stanley Research expects mobile entertainment revenues to hit $73 billion by 2011, compared to $25 billion estimated for 2007, a 30% compounded annual growth rate.  In addition, the increased use of advertising within mobile data applications is expected to dramatically increase advertising on mobile phones. Mobile phone advertising is projected to increase from $850 million in 2006 to an $11.35 billion market by 2011 according toInforma Telecoms.

Much of this expected growth can be explained by the broad use of mobile services by Generation Y (born 1978-2000).  Member of Generation Y consider the mobile phone their connection to the world. Today, around 70% of the Generation Y population uses mobile entertainment services versus 38% for all cell phone users according to a recent study by Morgan Stanley Research

Our Strategic Relationships

We are largely dependent on one strategic relationship. In our 2006 and 2007 fiscal years substantially all of our revenues were generated from the Sprint/Nextel Distribution relationship. In order to decrease our dependence on one major US carrier, we must enhance our ability to find new strategic partners in order to create additional distribution channels for our products and to generate increased revenues. We expect that we will need to invest on an ongoing basis to expand our partner sales force. The creation of strategic partnerships requires a sophisticated sales effort targeted at the senior management of prospective partners. Given our limited liquidity, we expect that we will have a hard time trying to expand the number of strategic partners and other distributors for our products.

We also expect to rely on other US mobile carriers to sell our products and collect revenues which are then passed on to us.  We also rely on the content developers to enter into commercially reasonable relationships with us to allow for the re-selling of the content to consumers. We have more than 150 content partners , delivering over 1,000 products and are not dependent on any one content supplier.

Recently, we entered into new distribution relationship with Cablevision, Interop Technologies, and Go2 Media (Top 20 Mobile Brand)

Our Competition

We face competition in the arena of mobile search in general, and through other companies providing content delivery and sale of mobile content to cellular subscribers.

The mobile search market is still in its infancy. Market share numbers either by traffic or revenues are not available for the mobile search sector.

In a general sense we face competition from all of the existing mobile search engines, such as Google and Yahoo! and newcomers to the mobile search markets, such as 4INFO, and Askmenow. Many of these competitors are well financed, and well known to the public. The mobile industry is an attractive market segment, but accordingly attracts strong competitors, and is liable to change suddenly, introducing more competition. Google and Yahoo! have both launched SMS or text based search engines. These allow consumers to get basic information data for the cost of sending a SMS or text message. These services are currently given away free. 4INFO is a bay area Venture Capital backed start-up that performs free information services. Askmenow provides free and paid information services.

We also face competition from mobile content providers such as Mspot, Commercetel and MobiTV. MobiTV is focused on selling video products to the carriers. Mspot is focused on building products for multimedia devices which limits the amount of available audience for their services. CBS Corp. andClear Channel Communications Inc. have cut deals with MSpot Inc. to get some of their biggest sports stations onto mobile phones. The stations will be available to Sprint subscribers with Mspot-compatible phones who pay an additional $5.95 per month for the MSpot sports package. Commercetel is a provider of telecommunication services that facilitate audience interaction with television, radio, print, web and outdoor advertising.

Today there are several revenue models for Mobile Entertainment. The first involves receiving fees from the network operators for supplying services. The second involves charging the end-user. We believe that both of these models are problematic. In addition, there is the opportunity to offer content for free and generate revenue from advertising. Currently, we have relationship with 10 advertising agencies, where we place their ads in the content we serve on mobile phones. The consumer receives free content and services, in return for allowing themselves to be exposed to advertising.The same core business model has driven advertising revenues on the Internet, Radio and TV.

The Regulations that Apply to Us

Premium Subscription Services

Subscription services generally are unregulated by the Federal Communications Commission (“FCC”). Our entertainment programming over mobile phones is not regulated by the FCC at this time.  This content is however, subject to the application of relevant copyright and licensing laws. UpSNAP acts as a re-seller of the content, and has the relevant agreements in place with the content owners to re-sell the content via the mobile phone networks. UpSNAP has no ownership of content directly.

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

Pay-Per-Call Advertising Services

Our service does not sell or use mobile telephone numbers for telemarketing.  If this were being done, FCC and Federal Trade Commission (“FTC”) ‘do not call’rules would apply.

We use a short-message service SMS that is not subject to the CAN-SPAM Act.  We only send commercial SMS messages to our customers, and do not send unsolicited email or short-messages across the mobile networks.

The FCC’s ban on sending unwanted e-mail messages to wireless devices applies to all “commercial messages.”The CAN-SPAM Act defines commercial messages as those for which the primary purpose is to advertise or promote a commercial productor service. The FCC’s ban does not cover “transactional or relationship”messages, or notices to facilitate a transaction you have already agreed to.

The FCC’s ban covers messages sent to cell phones and pagers, if the message uses an Internet address that includes an Internet domain name (usually the part of the address after the individual or electronic mailbox name and the “@”symbol). The FCC’s ban does not cover “short messages,”typically sent from one mobile phone to another, that do not use an Internet address.

Privacy Issues

As the business moves towards the selling of advertising driven data we will have to be mindful of privacy issues, and possible regulation on the business.

By 2005 the Federal Communications Commission has mandated thatthe majority of wireless providers be able to locate 911 calls within about 100 feet of the originating cellular phone so that emergency services can find the callers. This feature is called E-911. (www.fcc.gov/911/enhanced)

This requirements means that the carriers either have to use a Geographic Positioning Chip embedded into the handset, or use triangulation techniques to calculate the approximate location from signal strength based upon the actual location of the fixed cell-phone towers.

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

However, once a consumer ceases to use an UpSNAPservice, this record is permanently deleted in the database.

 Full details of our privacy policy can be seen at http://www.upsnap.com/privacypolicy.htm

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

Our research and development efforts were initially focused on the development of our base technology and are now focusedon enhancements, support and additions to this technology. We currently have two full-time employees dedicated to these tasks.

Research and Development costs for the years ended September 30, 2007 and 2006 were $303,037 and $401,056 respectively.  We have budgeted $84,000 for Research and Development costs for fiscal 2008 (exclusive of any costs that may be incurred by MGI assuming completion of the MGI Merger).

Intellectual Property

On June 1, 2005, we received an assignment from Alto Ventures, Inc. of its technology platform “Method for Search Based Request for a Voice Connection with a Cellular Handset”on a worldwide, perpetual basis. A patent application for such technology was filed with the U.S. Patent and Trademark Office in December 2004, and is still pending.

We own the domain name www.upsnap.com and we maintain a website at such Internet address.

We were granted the UpSNAP trademark on September 11, 2007.

We have developed a mobile search engine, and a proprietary pay-per-call engine, which allows merchants to place advertising-based call connections within a mobile search query. Our intellectual property covers mobile search, personalized search by unique telephonenumber, pay-per-call advertising engine, call reporting, audit tracking and payment integration. In addition, the acquisition of XSVoice brings us a proprietary audio streaming platform and integrated mobile phone client software, and a VoIP infrastructure to scale to millions of phones.

Our Employees

As of January 11, 2008, we had a total of five full time and one part time employee. Two of these employees are full time senior management.

In addition, as of January 11, 2008 we relied on an independent contractor to provide CFO services on a fractional use basis.

We are not a party to any collective bargaining agreements nor are any of our employees members of labor unions. We believe that our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our corporate headquarters occupy approximately 2,015 square feet of space at 134 Jackson Street, Suite 203, Davidson, North Carolina 28036.  Our office lease is at a monthly rate of $2,250 and expires March 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS.

We are not involved in anymaterial pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On November 2, 2006, our Board of Directors adopted the 2006 Omnibus Stock and Incentive Plan, subject to stockholder approval.  The 2006 Plan originally allotted 4,000,000 shares of our common stock for awards to our employees, officers, consultants, advisors and directors.  On August 8, 2007, our Board of Directors increased the amount of shares authorized under 2006 Plan to 7,500,000 shares of common stock, also subject to stockholder approval.  As of September 18, 2007, stockholders who were the record owners of 11,372,150 shares of our common stock,  representing approximately 50.34% of the then outstanding voting securities, in accordance with Nevada law, executed and delivered written consents approving the adoption of the 2006 Plan.  Notice of the majority approval was then given to the remaining shareholders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Common Stock

Our articles of incorporation, as amended to date, authorizes us to issue up to 97,500,000 shares of common stock and no shares of preferred stock.  As of December 26, 2007, we had 22,720,324 shares of common stock issued and outstanding.

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

Principal Market and Market Prices

Our common stock has been quoted on the over-the-counter market on the OTC Electronic Bulletin Board, under the symbol “UPSN.OB”since November 8, 2004. The following table sets forth, for the periods indicated, the high and low bid prices of our share of common stock as quoted by Nasdaq.com, adjusted for the 1.3 for 1 forward stock split effected on November 7, 2005.

	High	Low
2006
Quarter ended March 31	$2.81	$1.44
Quarter ended June 30	$1.85	$1.05
Quarter ended September 30	$1.23	$0.70
Quarter ended December 31	$1.40	$0.42

2007
Quarter ended March 31	$0.53	$0.25
Quarter ended June 30	$0.44	$0.23
Quarter ended September 30	$0.51	$0.20
Quarter ended December 31	$0.42	$0.15

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

Approximate Number of Holders of Our Common Stock

As of December 31, 2007, there were approximately 1,255 stockholders of record of our common stock.

Dividend Policy

We have never declared dividends or paid cash dividends.  We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance UnderEquity Compensation Plans

On November 2, 2006,  our Board of Directors approved a 2006 Omnibus Stock and Incentive Plan. The Plan made 4,000,000  shares of common stock, either unissued or reacquired by the Company, available for awards of either options,stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors. Options granted generally have a ten-year term and vest over four years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms. The Board of Directors increased the size of the Plan to 7,500,000 total shares on August 8, 2007.

Series B Warrants and other Warrants

There are 1,800,000 Series B warrants and 560,000 Viant Capital warrants outstanding that give the holders thereof the right to acquire 2,360,000 shares of our common stock,

Series B warrants for the purchase of 1,100,000 and 700,000 shares of our common stock to Sundar Communications and Executives Corner LLC, respectively. These warrants are fully vested and have an exercise price of $1.10 per share and a term of five years expiring in November 2010. The Series B warrants are subject to earlier expiration and must be exercised after our common stock trades above the exercise price of series B warrant for more than 10 days with 10 day total trading volume at least two times the number of series B warrant shares outstanding.

Warrants for the purchase of 560,000 shares of our common stock to Viant Capital LLC. These warrants are fully vested and have an exercise price of $0.90 per share and a term of five years expiring in November 2010. These warrants are subject to early expiration and must be exercised in their entirety within 90 days after the mandatory exercise provision of the Series B warrants has been triggered or will lapse.

Shares Eligible for Future Sale

As of December 31, 2007, we had outstanding 22,720,324  shares of common stock, of which 9,577,800 shares were acquired by Tony Philipp, our CEO and President, Wendell Brown, a founder of UpSNAP USA and Richard Jones, our Secretary and Vice President of Content, in connection with our reverse acquisition of UpSNAP USA on November 15, 2005.

Under Rule 144 of the Securities Act, any of our “affiliates”(officers, directors or 10% shareholders) and any person or persons whose sales are aggregatedand who has beneficiallyowned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding any sale.  Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates, who have held their restricted shares for one year (after February 15, 2008) may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding any sale.

The 9,577,800 outstanding restricted securities held by Mr. Jones, Mr. Brown and Mr. Philipp are subject to the sale limitations imposed by Rule 144.  The availability of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.  (See “Plan of Operations –Risk Factors that may affect Future Operating Results.”)

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Nevada Agency & Trust Company, 50 West Liberty Street, Suite 880 Reno, NV 89510.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

UpSNAP, Inc. and its subsidiaries are collectively referred to as UpSNAP. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in UpSNAP’s financial condition and results of operations and cash flows for the years ended September 30, 2007 and 2006. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

UpSNAP provides a mobile search and entertainment platform that enables media companies to deliver their content to all mobile phones in the United States, and generates revenue primarily from subscriptions and increasingly from mobile advertising.  UpSNAP has searchable mobile content from over 1,000 content channels and over 150 content partners.. In April 2007, UpSNAP also launched a multi-media search engine, that allows consumers to search for mobile content, such as ringtones, and mobile videos, from their PC desktop.

Mobile consumers are now buying more and more powerful phones with Internet features capable of sending email, running applications and browsing the Internet. According to the Pew Wireless Internet Access study in February 2007, as many as 25% of Internet users now have a cell-phone able to access the Internet.  In the key youth demographic of 18-34, consumers are using their cell-phones as their primary method of communication and entertainment– effectively replacing their PC.

The market in general for mobile services is continuing to show very high growth rates.  In the U.S, according to the Cellular Telecommunications & Internet Association (CTIA), as reported in its Wireless Quick Facts December 2006, wireless subscribers reached 233 million by December 2006, reaching more than 76% of the total U.S. population.

Now that the number of subscribers has almost reached saturation point – particularly in the 18-35 demographic – we believe mobile operators are seeking to increase their revenues by offering mobile entertainment services. According to the CTIA, Mobile Entertainment Revenues in the US grew particularly sharply, showing growth of 82% from $4.8 billion in the first half of 2005, to $8.7 billion for the latter nine months of 2006.

In the past, the typical revenue model for mobile entertainment services has been a paid subscription model. Consumers have proved willing to spend several dollars on a 20 second ring-tone from a mobile carriers store, even when they can purchase the whole song on Apple’s iTunes for a mere 0.99 cents on their computer, an example of the current large discrepancies between the mobile and Internet content pricing models. As the features of the Internet and PCs converge into powerful handsets with wireless Internet access, the Company predicts that these discrepancies cannot last for long.

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

UpSNAP has built a search and advertising driven business model, which enables UpSNAP and its media and carrier partners to make money from advertising, rather than from the content subscription. UpSNAP believes that it is very well positioned to take advantage of the enormous consumer demand for mobile content and entertainment. A 2006 study from Shosteck Group showed that revenues from Mobile advertising could reach $9.6 billion by 2010. Consumers will also increasing need quick and convenient ways to search for all the latest content they can consume on their mobile phone.

UpSNAP currently has one major distribution arrangement, and in order to increase sales, UpSNAP must increase its media partnerships that can actively promote offers direct to consumers, as well as continue to partner with as many of the mobile operators as possible.

In 2007 UpSNAP signed a contract with Lincoln Financial which enables consumers to listen and search for popular shows such as the Bob and Sheri Show on demand from their mobile phones. UpSNAP has also recently signed new distribution partnerships with Cablevision, Go2 Media, and Interop Technologies.

In January 2006 UpSNAP derived 99% of its revenues from subscription revenue from one major US mobile operator. In our fourth fiscal quarter July - September 2007, our dependency on this carrier has been reduced to approximately 89% of our revenues, as we move towards the more lucrative and higher margin search and advertising related revenues.

Media companies and Advertising Agencies are hopeful that mobile advertising can obtain the massive reach numbers of a TV campaign, combined with the direct response and tracking potential of the Internet.  However, mobile marketing is still in its infancy as they struggle with the right forms of direct marketing, privacy issues, and how to structure mobile advertising deals. The pace of our deal making activities with the media companies has been much slower than we would have liked.

UpSNAP is looking at acquisitions to push this process quicker.  We have now entered into an Merger Agreement with Mobile Greetings Inc. that could allow us to increase our average revenue per subscriber as well as our distribution channels.

If the MGI merger is consummated, we believe that the merged company would combine UpSNAP’s voice and advertising platforms with MGI's data platform to provide one scalable platform integrating content and advertising delivery to all mobile phones in the US.  We believe that together the companies would be well positioned to take advantage of a large growth opportunity for mobile content and advertising based services, would add advertising inventory into our portfolio, and would allow us to publish comprehensive mobile solutions for our partners maximizing every mobile revenue earning opportunity.  The combination of two scalable, automated audio and data platforms that work across all mobile handsets would give the Company a powerful set of applications and revenue streams.   Our media partners would be able to advertise direct to consumer mobile services and products that will work on any mobile handset in the US. Media companies have been reluctant to advertise mobile products that only work on a small portion of their target audience’s mobile handsets. UpSNAP will be well positioned through our pay-per-call and premium voice platform integrated into our suite of digital applications. Meanwhile, on-deck branded apps will continue to be very important to the Tier 1 mobile operators, (AT&T, Verizon, Sprint/Nextel) especially as they increasingly view themselves as media companies.

We believe that the combined companies will address several of the weaknesses in the Company’s present business and operations, as well as playing to the strengths of our existing advertising platform. The merged company would have the following benefits:

•    Reduce our reliance on Sprint/Nextel, and expand our distribution into all US network operators, particularly with Verizon. Our reliance on Sprint/Nextel should be reduced from 89% of revenues in fiscal Q4 2007, to less than 30% after the MGI Merger.

•    Offer mobile products to any phone in the US using both voice and data services which will allow our media partners to advertise service direct to the consumer, increasing our overall sales and distribution to the consumer.

•    Increase revenues and improve margins from advertising using MGI’s existing inventory and our extended media relationships direct to the consumer

•    Improve the ability of the joint company to market our services to the mobile operators and large media operators which are demanding to deal with larger players who can handle all the mobile needs.

We believe that there is an excellent opportunity for a roll-up of wireless content  providers. Mobile operators and media players are demanding to deal with larger players and both UpSNAP and Mobile Greetings have built platform that scale very well across all carriers and networks - allowing us to aggregate and partner with a wide cross-section of wireless services. Potential wireless acquisition targets would include  mobile marketing, loyalty schemes, advertising, mobile promotions & mobile social networking

We continue to look for acquisition targets although it will be challenging consummating an acquisition due to the timing and availability of appropriate acquisition opportunities and our ability to find capital to acquire the same and provide working capital.

Principal Products and Services

UpSNAP has two principal products and services:

Mobile Entertainment Services – responsible for 97% of fiscal 2007 revenues

Mobile Search Engine and Advertising Platform – responsible for 3% of fiscal 2007 revenues

MOBILE ENTERTAINMENT SERVICES

The UpSNAP SWinG (Streaming Wireless Internet Gateway) platform enables mobile access to virtually any type of live and on-demand streaming audio content, such as radio, podcasts and live sports events.   The software

translates data from almost any type of common audio format, for example MP3 files, to allow it to be streamed to cell-phones capable of supporting audio streaming. If the cell-phone does not have any data services, the platform broadcasts the audio via the voice channel on the cell-phone. The SWinG platform runs on any mobile phone in the US, regardless of handset, data package or software. The SWinG platform was built over the course of 2002-2004 and is fully operational.

Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including Sporting News Radio, Lincoln Financial’s Bob and Sheri show, Troy Aikman show, Tony Bruno show, Inside Track Show (NASCAR), & Batanga (Hispanic Music). The catalogue of content includes over 1,000 content providers, with a wide selection of content ranging from Radio Stations, to sports coverage and Podcasts. UpSNAP also developed a prototype mobile dating service with Hot-or-Not and recently signed distribution agreements include, Go2 and Cablevision.

The company generates subscription revenues from the SWinG platform by providing the technology platform to major companies that already have a relationship with the carriers. In addition, the Company generates revenues acting as the principal in the relationship with the carriers, providing content from over 1,000 content providers.

The subscription revenues are primarily generated from recurring Subscribers, Consumers subscribe to a service on a monthly basis. For example, in the case of the Sporting News Radio content, consumers pay $4.99 per month. The cost of the paid service is added to the consumer’s phone-bill, and the carriers pay UpSNAP after deducting their margin and associated costs.

MOBILE SEARCH ENGINE AND ADVERTISING PLATFORM

UpSNAP has expanded its search engine suite to enable consumers to search for a wide variety of mobile content, services and data. In April 2007 UpSNAP launched a mobile Meta search tool that finds mobile data stored on the Internet. Mobile consumers can search for ringtones, mobile video content, mobile games, and other images, wallpapers and multi-media content from their PC. This service is accessible at http://www.upsnap.com/

The suite of mobile search products allows consumers to find and access mobile content and service from any mobile phone in the US. The UpSNAP mobile search engine platform allows consumers to search via text message, WAP, or through Interactive Voice Response (IVR) by simply texting a keyword to a “short-code” or 5 digit telephone number, which in our case is 2SNAP (27627).  Current services include yellow pages directory assistance, sport shows and content, horoscopes, comedy, weather, calorie counter, spelling, and airline travel information.  Consumers type in search requests e.g. “Leo” for a text horoscope. The consumer will then be offered a free horoscope, along with an advertisement to speak with an astrologer direct or hear an extended audio horoscope. While the service is free, sponsored by advertising, carrier charges may apply, depending on the consumer's contract.

Similarly, consumers looking for sports content, for example, will receive a text message advertising UpSNAP premium sports services. The short-code can also be used for Premium Text Messaging Services (PSMS) which are subscription based services directly billed by the carriers, and included on the consumer’s phone bill. UpSNAP has PSMS services provisioned for billing with most of the major US carriers including, AT&T, Sprint/Nextel, T-Mobile and Alltel. These short-codes at present will only work on US handsets, limiting the geographic coverage of the service to those areas in the United States with cell-phone coverage. Our mobile search engine was launched live to consumers in November 2005.

These searches are free to use by the consumer – save for any communications cost incurred by their cellular phone usage according to their carrier contract.

UpSNAP generates revenues from advertisers who value the direct response pay-per-click model of the Internet, and now want the same model to work on mobile devices.

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

Our Pay-Per-Call advertising platform technology was built in 2005, and our first pay-per-call-partnership was announced with Ingenio, who provides pay-per-call advertisers nationwide on May 4, 2006.  We rely on third party operators for our advertising.  For example if a national pizza chain were to only want to target select US cities, our third party partners would only pass us the advertising for a specific geographical locale. Since then, UpSNAP has signed up a several more advertising partners, including AdValient, Third Screen Media, and Millennial Media.

Pay-Per-Call advertising is receiving a much higher margin than pay-per-click on the Internet. The average price of a pay-per-click on Google according to the Wall Street Journal was .50 cents. Pay-Per-Call, which directly bridges a consumer who is looking to buy on his cell-phone with a merchant, starts at $2 dollars a call, and goes up considerably depending on the nature of the sale.

DISTRIBUTION AGREEMENTS

UpSNAP’s revenues are directly affected by its distribution agreements. The distribution of our content occurs in one of two ways:

1.
Carrier or “on deck” promotion – where the carrier actually promotes the service from the menu’s on the carrier handset, bills the consumer on his mobile phone bill, and takes its cuts, and then remits the balance to UpSNAP. UpSNAP has ‘on deck’ agreements with Sprint/Nextel.  Recently, UpSNAP signed an “on deck” distribution agreement with Go2, one of the largest pure play mobile internet traffic sites in the USA.  go2MediaTM, a company focused on the growing user demand for more localized, personalized mobile content.  The goal is to further integrate UpSNAP’s vast audio services into the go2 mobile portal for the benefit of go2’s base audience of millions of U.S. mobile consumers.  The initial offering utilizes go2’s one-touch calling feature to provide mobile users with quick access to audio recordings of current sports stories, scores and news.  The recordings are updated several times a day.

2.
Off Deck Promotion – where the consumer signs up for services through media partner promotions, internet advertising, affiliate marketing relationships, or other media channels directly, and payment is made via a short-code or Premium SMS (PSMS) to the consumer’s mobile phone bill. UpSNAP has billing relationships in place with most major US carriers including, AT&T, T-Mobile, Sprint/Nextel and Alltel. Current Off deck partners include, Lincoln Financial and Sporting News, as well as recently added: Cablevision’ News12 service and Interop Technologies.  Interop Technologies is a leading provider of advanced wireless technology solutions.  The goal is to incorporate UpSNAP’s extensive audio services that will reach more than one million customers.  Cablevision’s, News 12 Networks goal is to enable Cablevision customers to receive real time news on demand, traffic and weather for the seven coverage areas surrounding New York City via their cell phones.

Margins

The revenue stream from the consumer is shared across several parties:

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

The mobile supplier, in this case UpSNAP reports net revenue after the carrier and aggregator have taken their cut of 30 -60%. In turn, UpSNAP’s average pay-out to content providers is 30% of the net revenue.

UpSNAP’s margin improves considerably on advertising related services such as banner ads, audio ads, and Pay-per-call advertising. For these services, UpSNAP receives net revenue from an advertising partner. When UpSNAP deals directly with the media companies, the wireless carriers do not share in this revenue.

SELECTED FINANCIAL INFORMATION

In thousands (000’s) except for per share amounts

	Year Ended September 30,
	2007	2006
Net revenue	$ 950	$743
Net income (loss) for the year	$ (1,102)	$(1,788)
Net income (loss) applicable to common shareholders	$ (1,102)	$(1,788)
Basic and diluted income (loss) per share	$ (0.05)	$(0.10)
Total assets	$ 6,089	$6,523
Shareholders’ equity	$ 5,715	$6,273

 SUMMARY OF QUARTERLY RESULTS

In thousands (000’s) except for per share amounts

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2006
Net revenue	$208	$261	$ 231	$251
Net loss for the period	$(225)	$(221)	$ (240)	$(416)
Net loss applicable to common shareholders	$(225)	$(221)	$ (240)	$(416)
Basic and diluted loss per share	$(0.01)	$(0.01)	$ (0.01)	$(0.02)

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2006	2006	2006	2005
Net revenue	$251	$247	$ 244	$-
Net loss for the period	$(481)	$(624)	$ (318)	$(365)
Net loss applicable to common shareholders	$(481)	$(624)	$ (318)	$(365)
Basic and diluted loss per share	$(0.03)	$(0.03)	$ (0.02)	$(0.02)

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2007 COMPARED WITH THE YEAR ENDED SEPTEMBER 30, 2006

In thousands (000’s)

	Year Ended September 30,
	2007	2006
Sales	$950	$743
Cost of Sales	529	399
Gross Profit	421	344
Product development	303	401
Sales and marketing expenses	60	221
Stock based compensation	122
General and administrative	635	1,077
Amortization expense	403	452
Total Expense	1,524	2,151
Net operating loss	(1,102)	(1,807)
Net Other Income	0	19
NET LOSS	$(1,102)	$(1,788)

Revenue.   The sale of mobile entertainment services accounts for 97.6 % of UpSNAP’s 2007 revenues.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Year Ended September 30,
	2007	2006
Wirelss data services	$927	$743
Advertising	23	0
Revenue	$950	$743

Net revenue for the year ended September 30, 2007, increased by $207,000, or 27.9%, compared with 2006. For the year ended September 30, 2006 the Company only had three quarters of revenue versus a full four quarters for the year ended September 30, 2007. The Company’s major customer had system issues in September 2007, resulting in loss revenues for that month of approximately $30,000.

Cost of goods sold.   Cost of revenues for the year ended September 30, 2007 were $528,634, resulting in a gross profit of $421,386 (44.4%) compared to cost of revenues for the year period ended September 30, 2006 of $398,878 and a gross profit of $343,973 (46.3%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges.

Product development expenses.  Product development costs consist primarily of salaries and related expenses for product development personnel as well as the cost of independent contractors. Product development expenses for the year ended September 30, 2007 decreased by $98 thousand, or 24.4%, compared with the same period in 2006. Product development expenses decreased primarily due to the elimination of product development headcount and the use of independent contractors.  Product development expenses are expected to remain at current levels for the next several quarters.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for marketing personnel as well as the cost of public relations efforts. Sales and marketing expenses for the year ended September 30, 2007 decreased by $161 thousand, or 72.8%, compared with the same period in 2006. Sales and marketing expenses decreased primarily due to the elimination of marketing headcount and reduced public relations spending. Sales and marketing expenses are expected to remain at current levels for the next several quarters.

Stock based compensation expenses.  Stock based compensation expenses consist of expenses related to the Company’s granting of stock options and restricted shares. The Company had no Plan in effect for the 2006 fiscal year.  Stock based compensation expenses are expected to remain at current levels for the next several quarters.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related costs for personnel as well as professional fees for legal, audit, and tax services. General and administrative expenses for the year ended September 30, 2007 decreased by $442 thousand, or 41.0%, compared with the same period in 2006. General and administrative expenses decreased primarily due to the elimination of headcount and reduced spending for legal services. The Company incurred legal costs related to a registration statement during the 2006 fiscal year.

Amortization of intangibles.   Amortization of intangibles for the year ended September 30, 2007 was $403,000 compared with 452,000 in 2006. Amortization expense is related to the value assigned to the intangible assets resultant from the XSVoice acquisition. During fiscal 2007 the intangible asset value assigned to employment agreements, supplier agreements, and customer relationships became fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our cash needs from inception through September 30, 2007 with the $2,146,200 in funds acquired as part of the September – October 2005 Private Placement.  In addition, the Company raised $254,750 in February 2007 from the sale of 619,000 Series A warrants and 400,000 Series B warrants at $0.25 each.

Liquidity.   At September 30, 2007, UpSNAP had cash and cash equivalents of $19,000, compared with $381,000 at September 30, 2006, a decrease of $362,000.

 In the second quarter of fiscal 2007, we received net cash of $254,750 from the exercises of warrants.

During fiscal 2007, cash used to fund operating activities was $538,173, consisting primarily of the net loss for the period of $1,102,365 offset by non-cash charges related to:

• amortization and depreciation charges of $402,885 and $50,417, respectively;

• stock based compensation of $121,979; and

• working capital changes of $11,089, consisting primarily of an increase of $127,673 in accounts receivable, offset somewhat by an increase of $122,422 in accounts payable.

Investing activities for 2007 used cash of $7,435 for the purchase of computer equipment and $70,556 in costs related to the pending MGI merger.

The Company has entered into placement agency agreements with placement agents for a placement of at least $3,000,000 in gross proceeds of the Company’s securities.  The terms of the private financing are subject to negotiation among the Company, the placement agents and the prospective investors.  The closing of the merger agreement with MGI is dependent on the successful completion of this private financing.

As of January 11, 2008, the Company had non-binding commitments for up to $2,000,000 million in the private financing, and is working to raise the remaining $1,000,000 to close the Merger for a total of $3,000,000 in gross proceeds.

This private financing has not been consummated as of the date hereof and the Company offers no assurances that the private placement will close. The inability to close the private placement will cause the termination of the MGI Merger.  Even if completed, the placement terms may be highly dilutive to current stockholders, and may impose debt service obligations on the Company. We anticipate that the private financing and the merger will be consummated, if at all, during the first  quarter of fiscal 2008.  Either of UpSNAP or MGI may currently terminate the merger agreement upon providing notice to the other party.

Without the completion of the private financing, the Company will not have sufficient cash to fund future operations.  At the date of this annual report we are continuing to incur losses. We are using capital of approximately $25,000 per month to fund operations. At this rate we would require $300,000 of capital over the next twelve months to fund current operations. We had cash on hand of $11,705 as of December 31, 2007 and a working capital deficit of approximately $16,000. If the private financing is not closed during the first quarter of calendar 2008, the Company will need to sharply reduce operations and may no longer be able to continue as a going concern.

We are continuing to explore various financing alternatives, including equity financing transactions. Equity financings would likely include, but are not limited to, private investments in public equity (PIPE) transactions or strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products for upfront and milestone payments, or co-development and co-funding of our products.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our ability to close and successfully integrate the Mobile Greetings Merger; and our general efforts to improve operational efficiency, conserve cash and implement other cost conservation programs.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

UpSNAP’s management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders’ equity, and revenues and expenses. These assumptions and estimates are inherently uncertain. Management judgments that are currently the most critical are related to revenue recognition, valuation of goodwill and stock based compensation. Below we describe these policies as well as the estimates involved. For a more detailed discussion on accounting policies, see the notes to the audited consolidated financial statements.

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

Provider of Technology Platform: UpSNAP provides technology to brands that have their own mobile distribution and revenue arrangements with the carriers. In this case, UpSNAP does not act as the principal in the transaction. The brands have their own relationships with the carriers and look to UpSNAP to provide the technology platform and service, while they retain the relationship with the consumer and set the pricing. In these cases, UpSNAP typically reports net revenues received from the carrier which are revenues after both carrier charges and content provider charges.

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

The Company also receives advertising revenues from third parties. These revenues are resultant from audio ads played on the Company’s SWInG platform, banner ads on the WAP deck, and pay per call revenues when the consumer proactively responds to a text message. These advertising revenues are recognized in the period the transactions are recorded by the third party provider. UpSNAP reports net advertising revenues received from third parties.

Valuation of goodwill

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” UpSNAP reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in revenue and/or profits, changes in technology, significant litigation or other items.

UpSNAP performs an impairment test of goodwill, at least, annually. At September 30, 2007, in evaluating whether there was an impairment of goodwill, management compared the carrying amounts of such assets with the related enterprise value. Enterprise value was used to measure the value of the goodwill. Estimates of the enterprise value at September 30, 2007 were determined by calculating the weighted average closing price of the stock for the last three months of the fiscal year. This calculated enterprise value was then compared to the carrying value of the net assets of the Company.  Upon completion of its goodwill impairment test, UpSNAP determined that the amount of the XSVoice goodwill was not impaired.

Stock Based Compensation

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the year ended September 30, 2007 are shown in the following table:

Expected volatility	70.0%
Expected dividends	0%
Expected terms	6.0 -6.25 years
Pre-vesting forfeiture rate	50%
Risk-free interest rate	4.45% – 4.76%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately the fourteen month period since the reverse merger and comparison to the volatility of similar size companies in the similar industry. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate was based upon plan to date experience. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

OUTSTANDING SHARE DATA

The outstanding share data as at September 30, 2007, September 30, 2006, and September 30, 2005, is a follows:

	Number of shares outstanding
	2007	2006	2005
Common shares	22,270,324	21,151,324	18,788,494
Options to purchase common shares	720,000	-	-
Warrants to purchase common shares	2,360,000	5,144,668
Debentures convertible to common shares	-	-	-
Accrued interest convertible to common shares	-	-	-

The 2007 reduction in warrants was primarily due to 1,019,000 warrants exercised during February 2007 and 1,765,668 warrants expiring March 31, 2007.

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

From the inception of our operating subsidiary, UpSNAP USA, until September 30, 2007, UpSNAP USA has had accumulated net losses of $3,076,493. Our auditors have raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. In the 2007 fiscal year, we posted sales of $950,020 net of carrier charges from the sale of premium subscription services for mobile content. However, we expect to continue to have net operating losses until we can expand our sales channel and implement our marketing efforts. These continued net operating losses together with our limited working capital and the uncertainties of operating in a new industry make investing in our company a high-risk proposal.

We have limited cash resources and working capital. The private financing activity related to the merger with Mobile Greetings, Inc. may not be successful, leaving us with extremely limited resources.

We currently have  monthly cash burn rate from operations of approximately $25,000 and have only approximately $11,000 in cash and a $16,000 working capital deficit as of December 31, 2007. If the private financing is not successful, we will need to severely restrict its activities in order to conserve cash and may need to cease operations.  We currently anticipate that the private financing will be consummated, if at all, during the first quarter of calendar 2008. However, we can provide no assurances that the private financing will be consummated on terms favorable to us, if at all.  Successful completion of the private financing depends on many factors, some of which are outside of our control, such as potential investors’perception of the Company and our business and financial prospects, the proposed merger with MGI and the business and financial prospects of MGI and the combined company.  In addition, MGI may terminate the merger agreement at any time.

Our business is difficult to evaluate because we have a limited operating history in a new industry. The adverse effects of a limited operating history include reduced management visibility into forward sales, marketing costs, customer acquisition and retention which could lead to missing targets for achievement of profitability.

UpSNAP is operating with a brand new business based around mobile entertainment services.

We expect to incur expenses associated with the planned expansion of our sales and marketing efforts and from promotional arrangements with our strategic partners. We expect that our future agreements and promotional arrangements with our strategic partners may require us to pay consideration in various forms, including the payment of royalties, license fees and other significant guaranteed amounts based upon revenue sharing agreements and the issuance of stock in certain cases. In addition, our promotional arrangements and revenue sharing agreements may requireus to incur significant expenses, and we cannot guarantee that we will generate sufficient revenues to offset these expenses. To date, we have entered into revenue share relationships with carriers and content providers at industry standard margins, or enter into promotional arrangements to include guaranteed minimum payments. Based on management experience, future contractual arrangements will be based upon standard revenue share relationships at industry-standard margins. We cannot guarantee that we willbe able to achieve sufficient revenues in relation to our expenses to become profitable. Even if we do attain profitability, we may not be able to sustain ourselves as a profitable company in the future.

We have limited resources to execute our business plan. The risk for investors is that the share price may suffer as better financed competition takes market share, or the company is forced to raise additional funds on unfavorable terms to the existing stockholders.

In September and October 2005, we raised $2,146,200 in a private placement transaction. As of the date of this annual report, we had approximately $11,000 in cash and cash equivalents. The Company’s current financial models indicate that the Company’s cash balances have fallen to levels thatwill not sustain operations. Therefore, the Company is dependent on raising additional capital. We have no commitments for such capital.

Our closing share price at December 31, 2007 was $0.17 per share, so any additional capital raise will be highly dilutive.

Current funding limits our operating plan to a conservative one and our auditors have expressed substantial doubt about our ability to continue as a going concern. We will need additional funding to ensure that we are able to continue operating andcompete in a dynamic and high growth mobile sector. Our financial resources are limited and the amount of funding that we will need to develop and commercialize our products and services is highly uncertain. Adequate funds to sustain operations and grow the business may not be available when needed or on terms satisfactory to us. A lack of funds may cause us to cease operations, or delay, reduce and/or abandon certain or all aspects of our product development programs. If additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, existing stockholders may suffer dilution. The securities that we issue to raise money may also have rights, preferences and privileges that are senior to those of our existing stockholders.

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

our ability to establish and strengthen brand awareness;

our success, and the success of our potential strategic partners, in promoting our products and services;

the overall market demand for mobile services and applications of the type offered by us;

the amount and timing of the costs relating to our marketing efforts or other initiatives;

the timing of contracts with strategic partners and other parties;

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

UpSNAP relies on the US mobile carriers Verizon, Sprint/Nextel, T-Mobile, and AT&T to sell its products and collect revenues which are then passed onto UpSNAP. Although management has no reason to believe that these arrangements are going to be adversely affected in the future, it is management experience that carrier contracts are prone to change and re-negotiation. UpSNAP also relies on the content developers to enter into commercially reasonable relationship with the company to allow for the re-selling of the content to consumers. UpSNAP has over 150 content partners and is not dependent on any one content supplier.

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

The mobile entertainment services market in which we operate is subject to intense competition and we may not be able to compete effectively resulting in loss of revenues or customers.

We compete in the mobile entertainment services market. This market is becoming increasingly more competitive. We face competition from the existing mobile entertainment players, such as Google and Yahoo!, and newcomers to the mobile entertainment services markets. There are relatively low barriers to entry into the mobile entertainment services market. Many of our competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, managerial, sales and marketing and other resources than we do. We are particularly vulnerable to efforts by well funded competitors and will lose market share unless we can attain a critical mass of consumers, strategic partners, and affiliates, as well as strong brand identity.

UpSNAP is largely dependent on one strategic relationship. We need to significantly expand our distribution channels. Failure to expand our distribution channels will result in reduced customer acquisition, and reduced revenues.

In Fiscal 2007 substantially all of our revenues were generated from the Sprint/Nextel Distribution relationship. In order to decrease our dependence on one major US carrier, we need to enhance our ability to find new strategic partners in order to create additional distribution channels for our products and to generate increased revenues. We expect that we will need to invest on an ongoing basis to expand our partner sales force. The creation of strategic partnerships requires a sophisticated sales effort targeted at the senior management of prospective partners. Given our limited budget dedicated to this effort, we can only focus on a very limited number of distribution opportunities.

We plan to buildour business through merger with or acquisition of existing technology companies but may not be successful in finding merger or acquisition partners. In addition we may need to seek additional finance to support the acquisitions. The financing and acquisitions will most likely involve the issuance of common stock, which may result in dilution of the current stockholders.

We plan to build our business through the merger with or acquisition of existing technology companies that will benefit our applicationservice business. It is reasonable to expect that such activity will be an ongoing part of our business development efforts. At any given time, we could be in process of analyzing or making an offer for such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing. It is possible that no transactions will take place at all.

Acquisitions are difficult to find, close, and take a significant amount of management time.

Our intellectual property and other proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties which we may be unable to settle.

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. Wecurrently have a patent-pending technology. We cannot assure you that the patent application will result in an issued patent, and failure to secure rights under the patent application may limit our ability to protect the intellectual property rights that the application was intended to cover. Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of patent, trademark, copyright and trade secret protection, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. To date, we are not currently engaged in and have not had any material infringement or other claims pertaining to our intellectual property brought by us or against us in recent years. We cannot assure you that any of our intellectual property rights will not be infringed upon or that our trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such infringement or other unauthorized use. We cannot assure you that any infringement claims asserted by us will not result in our intellectual property being challenged or invalidated, that our intellectual property will be held to be of adequate scope to protect our business or that we will beable to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims against us which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party’s rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income.

In order to be successful and profitable, we must grow rapidly. We expect that rapid growth will put a large strain on our management team and our other resources. We may not have sufficient resources to manage this growth effectively leading to potential loss of customers through poor service and support.

We anticipate that a period of significant expansion will be required to address potential growth in our customer base, market opportunities and personnel. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff. Further, we anticipate that we willbe entering into relationships with various strategic partners and third parties necessary to our business. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Management may not able to hire, train, retain, motivate and manage required personnel for our planned operations.

Our business is subject to frequent technology changes, multiple standards, rapid roll-out of new mobile handsets, and changes in the method of Internet broadcasting delivery, that could lead to us being unable to provide our services to some our existing and new users, leading to loss of revenues, poor performance or both.

We are presently able to sell and deliver information to our product carriers throughoutthe world, but any changes in the method of delivery of Internet broadcasting or mobile communications standards, could result in our not being able to deliver our services to some or all of our customers. We will continue to develop our technology to address emerging mobile platforms and standards to avoid this problem, but no assurance can be given that this will be accomplished in a timely manner.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders which could lead to a reduced stock price.

As of the date of this annual report, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 43.6% of our outstanding common stock. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders.

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

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’securities that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We do not intend to pay dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in us.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors”section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless.

A significant number of our shares will be eligible for sale andtheir sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 97,500,000 shares of common stock. As of December 31, 2007, we had outstanding 22,720,324shares of common stock. Accordingly, we have 74,779,676 shares of common stock available for future sale.

On August 9, 2007, we entered into an Agreement and Plan of Merger with Mobile Greetings, Inc., a California corporation, or MGI.  Under the terms of the Merger Agreement, at the effective date of the Merger (the “Effective Date”), each issued and outstanding share of MGI common stock (other than any shares held in treasury and any shares as to which the holder has properly demanded appraisal of his shares under California law) will be converted into and exchanged for 9.68 shares (the “Exchange Ratio”) of the Company’s common stock, $.001 par value (“Company Common Stock”).  Options, warrants and other rights to purchase MGI common stock as of the Effective Date will be assumed by the Company with an adjustment in the number of underlying shares and the exercise price thereof based upon the Exchange Ratio.  The exchange concept is that the shares of Company Common Stock to be exchanged for MGI common stock on a fully diluted basis would equal 50% of the number of outstanding shares of Company Common Stock on a fully-diluted basis immediately after the Merger, and without giving effect to the private financing mentioned below. As of December 31, 2007, the number of shares that would be issued under this Merger Agreement would be 21,550,324 shares

In addition to the share consideration, the Company is to issue an Non-Negotiable Convertible Note (the “Note”) in the principal amount of up to $2,200,000 to a representative for the holders of the outstanding MGI common stock, options, warrants and other rights to purchase MGI common stock as of the Effective Date, repayable in 12 months subject to a six month extension should the Company then be working on a public offering, together with interest at the rate of federal funds payable at maturity or waived upon conversion.  Commencing after six months, the Note would be convertible at a base conversion price of $.50 per share into shares of Company Common Stock, or an aggregate of 4,400,000 shares, subject to customary anti-dilution provisions.

In order to provide working capital for the combined company after the MGI merger, we are negotiating to raise up to $3 million in a private financing of convertible debt securities.  The shares of Company Common Stock issuable upon conversion of such debt together with other Company securities issuable in connection with the private financing could be highly dilutive to current shareholders.

Under our 2006 Omnibus Stock and Incentive Plan, (the “Plan”) upto 7,500,000 shares of Company Common Stock, either unissued or reacquired by the Company, are available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors.

As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, on filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1% of the outstanding shares for Bulletin Board Companies. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for one year (after February 15, 2008).

Because our stock is considered a penny stock, any investment in our stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is a “penny stock”within the meaning of Rule 15g-9to the Securities Exchange Act of 1934, which is generally an equity security with a price of less than $5.00. Our common stock is subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor”must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, the penny stock regulations require the broker-dealer to:

            ·    deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and ExchangeCommission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

            ·    disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities; and

            ·    send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks.

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

ITEM 7. FINANCIAL STATEMENTS.

The audited financial statements for UpSNAP, Inc. for the years ended September 30, 2007 and 2006, and the reports thereon of Traci J. Anderson, CPA are included in this annual report following the signature page.

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

Based on the evaluation, our chief executive officer and chief financial officer concluded at September 30, 2007, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONSAND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officer

As of December 31, 2007 our executive directors and officers are:

Name	Age	Position(s) with UpSNAP
Tony Philipp	45	Director, Chief Executive Officer and President
Richard Jones	41	Director, Vice President of Content and Secretary
Mark McDowell	41	Director
Richard A. von Gnechten	44	Director
Paul Schmidt	52	Chief Financial Officer

Tony Philipp has served as our director and as our Chief Executive Officer and President since November 15, 2005 when we acquired UpSNAP USA. Mr. Phillip is the co-founder of UpSNAP USA and acted as a director and the Chief Executive Officer of UpSNAP USA since its formation in April 2004. During 2002 to 2004, Mr. Philipp was the president of Vivisimo Inc., Europe, the leading provider of automatic content-clustering software whichpowers 10% of web searches worldwide, with blue chip customers including the U.S. Government, HP, NASA, German Government, AOL, Infospace, and Overture. Mr. Philipp was responsible for establishing worldwide sales and marketing strategy for Vivisimo during that period. Mr. Philipp was the former Chief Operating Officer of Lycos Europe. Mr. Philipp was instrumental in the JV with Bertelsmann, and took the company to a $5 billion IPO in 2000. Mr. Philipp previously served on the board of Mobileway, Inc. and has in the past served as Non-Executive board member of selected 3i investments, the largest European venture group. Mr. Philipp is a dual citizen in Germany and the USA, and holds a Bachelor of Science Degree from Clemson University, a Master of International Business (MBA) from the University of South Carolina, and was a Fulbright Scholar at the University of Cologne (Germany).

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

Mark McDowell has served since November 2004 as co-founder and Partner of Acta Wireless, LLC, which provides wireless investment and advisory firm to clients such as Verizon Wireless, Vodafone, Hewlett-Packard, and AOL since Nov 2004. Mr. McDowell served as President of McDowell Technology Ventures from Sept 2002 - Oct 2004, and was President and COO of Invertix Corporation, a global pioneer in wireless instant messaging from1997 until August 2002. Mr. McDowell previously served as co-founder and director of TeleCorp PCS~~,~~(acquired by AT&T Wireless Services in February 2002) and holds BSEE and MSEE degrees from the Massachusetts Institute of Technology.

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

Paul C. Schmidt has been our Chief Financial Officer since November 15, 2005. Mr. Schmidt has been the Chief Financial Officer of UpSNAP USAfrom October 1, 2005. From 2005-2006, Mr. Schmidt served as a managing director at Von Steuben Financial, LLC, a service firm that provides part-time senior level financial executive services. From 2001 to 2004, Mr. Schmidt was the Vice President and Chief Financial Officer of B.R. Lee Industries, Inc., a large manufacturer of commercial asphalt paving equipment. From 1999 to 2001, Mr. Schmidt served as the Treasurer and Chief Financial Officer of Powerscape Equipment Corp., an outdoor power equipment dealership. Mr. Schmidt has an inactive CPA license and has a Bachelor of Business Administration degree from University of Michigan.

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

To the best of our knowledge, except as set forth herein, none of our directors or director nominees has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, ora finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Committees of the Board of Directors

The Board of Directors has established the following standing committees, namely, an Audit Committee, and a Compensation Committee

Audit Committee. The Audit Committee established for the purpose of overseeing the accounting and financial reporting processof the Companyand audits of thefinancial statements of the Company. The Audit Committee also has the responsibility of reviewing the qualifications, independence and performance of the Company ’s independent registered public accounting firm and is responsible for the appointment, retention, oversight and, where appropriate, termination of the independent registered public accounting firm. During the fiscal year 2006, the Audit Committee was formed and did not hold a meeting. Its current member is Richard von Gnechten (Chairman). The Board of Directors has determined that Mr. vonGnechten qualifies as an “audit committee financial expert,”as defined by the rules adopted by the SEC. There are no applicable listing standards to determine independence.  The Board of Directors plans on adopting a written charter for the Audit Committee, which will be reviewed annually by the Audit Committee. [why not adopt now?]

Compensation Committee. The principal functions of the Compensation Committee are to evaluate the performance of the Company’s senior executives, to consider the design and competitiveness of the Company’s compensation plans, to review and approve senior executive compensation and to administer the Company’s employee benefit plans, including the Stock Option Plan. Its current members are Mr. Richard von Gnechten and Mr. Mark McDowell. During the fiscal year 2007, the Compensation Committee held two formal meetings.

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our Board of Directors. We do reimburse each director forreasonable travel expenses related to such director’s attendance at Board of Directors and committee meetings.

On November 2, 2006, we granted options to acquire 200,000 shares each to our outside directors namely Mr. von Gnechten and Mr. McDowell, exercisable at $1.13 per share and vesting over four years, 25% on each anniversary of the option grant.

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

Code of Ethics

We have adopted a Code of Ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

	Honest and ethical conduct, including the ethical handling of action or apparent conflicts of interest between personal and professional relationships;

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer;

	Compliance with applicable governmental laws, rules and regulations;
	Prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
	Accountability for adherence to the Code.

ITEM 10.  EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007 and 2006.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	(2)	($)	($)					($)
PEO
Tony Philipp (1)	2007	120,000	—	—	—	—	—	—	120,000
CEO and President	2006	120,000	—	—	—	—	—	—	120,000
Richard Jones (1)	2007	120,000	—	—	—	—	—	—	120,000
Vice President	2006	120,000	—	—	—	—	—	—	120,000

(1)
On November 15, 2005, UpSNAP acquired UpSNAP USA in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Philipp became the Chief Executive Officer and President of UpSNAP and Mr. Jones became Vice President. Prior to the effective date of the reverse acquisition, Mr. Philipp and Mr. Jones served UpSNAP USA in the same capacities that they currently serve UpSNAP. The annual, long term and other compensation shown in this table include the amount Mr. Philipp and Mr. Jones received from UpSNAP USA prior to the consummation of the reverse acquisition.

(2)	On November 15, 2005, in connection with the reverse acquisition of UpSNAP USA we changed our fiscal year end from March 31 to September 30.

Salary granted to our executive officers based on their level of experience and contributions to the Company. All of our employees, including our executive officers, have entered into at-will employment agreements with us.

We pay each of our CEO and Vice President of Content a monthly salary of $10,000 per month, During the fiscal years ended September 30, 2007 and 2006 Mr. Philipp and Mr. Jones have not been granted any other compensation besides base salary.  As of January 2008, Messrs. Phillip and Jones agreed to defer their accrued salary pending the improvement of the Company's cash position.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at fiscal year-end for Mr. Philipp or Mr. Jones.

Compensation of Directors

The table below summarizes all compensation of our directors as of September 30, 2007.

DIRECTOR COMPENSATION TABLE

	Annual Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	(2)	($)	($)

Mark McDowell	2007	—	75,844	—	—	—	—
Richard A. von Gnechten	2007	—	75,844	—	—	—	—

Narrative Disclosure to the Director Compensation Table

The all fees earned or paid in cash Tony Philipp and Richard Jones were earned in connection with their employment agreement as executive officers. Tony Philipp and Richard Jones received no compensation for their service as members of our board of directors. We only compensate outside directors for the service as members of our board of directors.

Our outside directors received stock options as compensation for services rendered asmembers of our board during the year ended September 30 2007. The aggregate value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled "Option Awards."

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Options and Stock Appreciation Rights

On November 2, 2006 the Board of Directors of UpSNAP, Inc. approved, subject to stockholder approval, a 2006 Omnibus Stock and Incentive Plan(the “Plan”). The Plan makes 7,500,000 shares of common stock available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors. Stockholder approval was obtained in September 2007.

On November 2, 2006, the Compensation Committee awarded options to purchase 200,000 shares at $1.13 (the average of the closing bid and asset price on the OTCBB on the grant date) to each of the outside directors of the Company, Mark McDowell and Richard A. von Gnechten.

On January 14, 2008, the Board of Directors granted Paul Schmidt, the Company's CFO, 50,000 shares of restricted stock under the Plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERMATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2007 by (i) each person known to us to be the beneficial of more than 5 % of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each of the following persons is 134 Jackson Street, Suite 203, P.O. Box 2399, Davidson, North Carolina 28036.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common	Tony Philipp	3,910,000	17.21%
Common	Richard Jones	3,440,800	15.14%
Common	Wendell Brown	3,238,100	14.25%
Common	Richard A. von Gnechten (3)	66,721	0.30%
Common	Mark McDowell (3)	66,667	0.29%
Common	Paul C. Schmidt (4)	348,750	1.53%
Common	Sundar Communications (5)	1,500,000	6.60%
Common	XSVoice, Inc.	2,258,470	9.94%
Common	All officers and directors as a group (3)(4)	7,833,938	34.48%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2) A total of 22,720,324 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options or warrants exercisable within 60 days have been included in the denominator.

(3) Includes 66,667 shares subject to options deemed exercisable, but does not include 133,333 shaes subject to options not presently exercisable.

(4) Includes (i) 168,750 shares subject to options deemed exercisable and (ii) 50,000 restricted shares granted on January 14, 2008, but does not include 131,250 shares subject to options not presently exercisable.

(5) Consists of 1,500,000 shares of common stock underlying common stock purchase warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 15, 2005, we consummated the reverse acquisition of UpSNAP USA. In connection with those transactions, Tony Philipp and Richard Jones, present executive offices and directors, exchanged all of their equity interests in UpSNAP USA for an aggregate of 7,350,800 shares of our common stock constituting a 34.8% interest in us. Both of them are our directors and officers.

On June 1, 2005, Alto Ventures, Inc. entered into an Assignment of Patent Application agreement with us pursuant to which Alto granted us worldwide exclusive rights for the use of its technology platform “Method for Search Based Request for a Voice Connection with a Cellular Handset.”The assignment is granted on an “as is”basis without any representations and warranties or consideration payable to Alto Ventures Inc. There was no specific consideration for the patent.  Wendell Brown, who owns 16.8% of our common stock, is the sole owner and president of Alto.

ITEM 13. EXHIBITS

The following exhibits are included as part of this Form 10-KSB.

Exhibit No.	Description
2.1
Share Exchange Agreement, dated November 15, 2005, among the registrant and the former stockholder of Up2004Snap (incorporated by reference to Exhibit10.1 to our Current Report on Form 8-K dated November 6, 2005)

2.2	Agreement and Plan of Merger, dated August 9, 2007, among the registrant and Mobile Greetings, Inc (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 15, 2007)
2.2.1*	Amendment No. 2, dated as of January 14, 2008, to the Agreement and Plan of Merger
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

10.4.1	Notice Extending Series A Warrants, dated September 18, 2006 (incorporatedby reference to Exhibit 10.4.1 in our Registration Statement SB-2 filed on September 18, 2006)
10.4	Form of Series A Warrant (incorporated by reference to Exhibit 10.4 in our quarterly report for the fiscal period ended on September 2005)
10.5	Form ofSeries B Warrant (incorporated by reference to Exhibit 10.5 in our quarterly report for the fiscal period ended on September 2005)
10.6	Directors and Officers Insurance Policy, dated October 18, 2005 (incorporated by reference to Exhibit 10.6 in our quarterly report for the fiscal period ended June 30, 2006)
10.7	Assignment of Patent Application, dated June 1, 2005, by and between UpSNAP USA, Inc. and Alto Ventures, Inc.
10.8	Ingenio Pay Per Call Advertising Distribution Agreement dated as of March 9, 2006(incorporated by reference to Exhibit 10.7 in our Registration Statement on Form SB-2 filed on August 24, 2006)
10.9	Asset Purchase Agreement, dated January 6, 2006, by and between UpSNAP, Inc. and XSVoice, Inc. (incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed on January 12, 2006)
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

10.13	Letter Agreement between UpSNAP, Inc. and Tony Philipp dated July 10, 2006 Incorporated by reference to Exhibit 10.12 to our Form SB-2 filed with the Securities and Exchange Commission July 12, 2006)
10.14	Letter Agreement between UpSNAP, Inc. and Richard Jones dated July 10, 2006 Incorporated byreference to Exhibit 10.13 to our Form SB-2 filed with the Securities and Exchange Commission July 12, 2006)

10.15	Letter Agreement between UpSNAP, Inc. and Paul Schmidt dated July 10, 2006 Incorporated by reference to Exhibit 10.14 to our Form SB-2 filed with the Securities and Exchange Commission July 12, 2006)
10.16	2006 Omnibus Stock and Incentive Plan. (incorporated by reference to Exhibit 10.1 in our Form 8-K filed on November 3, 2006)
10.17 10.18
Form of Stock Option Agreement for options notintended to be incentive stock options (pursuant to Section 422 of the Internal Revenue Code of 1986) (incorporated by reference to Exhibit 10.2 in our Form 8-K filed on November 3, 2006)
Mobile entertainment Agreement with Sprint/United Management Company, dated March 20, 2007. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 26, 2007.

14	Code of ethics (incorporated by reference to Exhibit 14 in our transitional annual report for the fiscal period from March 31, 2005 to September30, 2005)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 in our Registration Statement on Form SB-2 filed on December 30, 2005)
31.1*	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Fiancial Officer
32*	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

* filed herewith

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the fiscal years ended September 30, 2007 and 2006 for professional services rendered by the principal accountant, Traci J. Anderson, CPA for the 2007 audit period and Bedinger & Company,  for the 2006 audit period of our annual financial statements and those of companies we acquired or merged with, and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $3,000 and $84,910, respectively.

Audit - Related Fees

There were no fees billed for assurance or related services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”for fiscal years 2007 and 2006.

Tax Fees

The aggregate fees billed in each of the fiscal years ended September 30, 2007 and 2006 for professional services rendered by the principal accountant for the for tax compliance, tax advice, and tax planning work were $4,407 and $2,452, respectively.

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

As permitted under the Sarbanes -Oxley Act of 2002, the Audit Committee may delegate pre -approval authority to one or more of its members, for audit and non -audit services to a subcommittee consisting of one or more members of the Audit Committee. Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this annual report on Form 10-KSB to be signed onits behalf by the undersigned, thereto duly authorized individual.

Date: January 14, 2008
UpSNAP, Inc.
	By:	/s/ Tony Philipp
Tony Philipp
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Philipp Tony Philipp	Chairman, CEO and President	January 14, 2008

/s/ Paul C. Schmidt Paul C. Schmidt	CFO	January14, 2008

/s/ Richard Jones Richard Jones	Director	January 14, 2008

/s/ Mark McDowell Mark McDowell	Director	January 14, 2008

/s/ Richard A. von Gnechten Richard A. von Gnechten	Director	January 14, 2008

UpSNAP, Inc. (Audited)

-	Report of Independent Registered Public Accounting Firm	F-3

-	Balance Sheets as at September 30, 2007	F-4

-	Statement of Operations for the years ended September 30, 2007 and 2006	F-5

-	Statement of Stockholders’Equity for the period from September 30, 2005 to September 30, 2007	F-6

-	Statements of Cash Flows for the years ended September 30, 2007 and 2006	F-7

-	Notes to Financial Statements	F-8

UPSNAP, INC.

REPORT ON AUDIT OF FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
UpSNAP, Inc.

I have audited the accompanying balance sheet of UpSNAP, Inc. as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the years ended September 30, 2007 and 2006.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UpSNAP, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note F.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traci J. Anderson, CPA
Huntersville, NC
December 17, 2007

UPSNAP, INC.
CONTENTS
September 30, 2007

Financial Statements

Balance Sheet	2
Statement of Operations	3
Statement of Changes in Stockholders’ Equity	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 22

UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
AUDITED
ASSETS	September 30, 2007	September 30, 2008
Curent Assets
Cash	$19,382	$380,796
Employee Advances	11,028	-
Accounts Receivable	285,472	168,827
Other current assets	17,812	10,944

TOTAL CURRENT ASSETS	333,694	560,567

PROPERTY & EQUIPMENT (Note H)
Computer and office equipment	173,742	166,307
Accumulated Depreciation	(92,631)	(42,214)

NET PROPERTY & EQUIPMENT	81,111	124,093

OTHER ASSETS
Other intangibles (Note K)	756,585	1,159,469
Pre-Merger Costs (Note L)	238,556	-
Goodwill (Note K)	4,677,862	4,677,862
Security deposits	1,115	1,115

TOTAL ASSETS	$6,088,923	$6,523,106

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$252,566	$125,037
Other Current Liabilities	7,436	11,512

TOTAL CURRENT LIABILITIES	260,002	136,549

LONG TERM LIABILITIES
Note Payable (Note K)	113,500	113,500
TOTAL LIABILITIES	373,502	250,049

Commitments (Note I)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized,	22,720	21,151
issued and outstanding 22,720,324 shares at September 30, 2007
Additional paid-in capital	8,769,194	8,226,034
Accumulated deficit	(3,076,493)	(1,974,128)

TOTAL STOCKHOLDERS' EQUITY	5,715,421	6,273,057

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,088,923	$6,523,106

The accompanying notes are an integral part of these audited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
AUDITED

	2007	2006
SALES AND COST OF SALES
Sales	$950,020	$742,851
Cost of Sales	528,634	398,878
Gross Profit	421,386	343,973

OPERATING EXPENSES
Product development	303,037	401,056
Sales and marketing expenses	60,481	220,904
Stock based compensation	121,979	-
General and administrative	635,496	1,077,092
Amortization expense	402,885	452,070

Total Expense	1,523,878	2,151,122

Net operating loss	(1,102,492)	(1,807,149)

Other income and expense
Interest income	127	19,380
Interest expense	-	299
Net Other Income	127	19,081

NET LOSS	$(1,102,365)	$(1,788,068)

Net loss per share	$(0.05)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	21,859,605	18,752,816

The average shares listed below were not
included in the computation of diluted losses
per share because to do so would have been
antidilutive for the periods presented:
Warrants and options:	4,321,920	5,144,668

The accompanying notes are an integral part of these audited financial statements

UPSNAP, INC CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE PERIOD SEPTEMBER 30, 2005 to SEPTEMBER 30, 2007 AUDITED

	Common Stock
					Total
			Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	capital	Deficit	(Deficit)
Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623	-	2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712	-	6,000,074
Net loss				(1,788,068)	(1,788,068)

Balances, September 30, 2006	21,151,324	21,151	8,226,034	(1,974,128)	6,273,057

Stock based compensation	150,000	150	121,829	-	121,979
Shares issued for Placement Agreement	400,000	400	167,600		168,000
Exercise of Series A Warrants	1,019,000	1,019	253,731		254,750
Net loss	-	-	-	(1,102,365)	(1,102,365)

Balances, September 30, 2007	22,720,324	22,720	$8,769,194	$(3,076,493)	$5,715,421

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC. CONSOLILDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006 AUDITED
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,102,365)	$(1,788,068)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	50,417	42,214
Amortization of intangibles	402,885	452,070
Stock based compensation	121,979	-
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES: (Net of effect of acquisition)
Accounts receivable	(127,673)	(97,205)
Other current assets	(6,870)	(7,944)
Deposits	-	(1,115)
Accounts payable and accrued expenses	122,422	115,527
Other current liabilities	1,031	(16,200)

NET CASH USED FOR OPERATING ACTIVITIES	(538,173)	(1,337,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash to acquire XSVoice, Inc.	-	(243,241)
Cash received from the company merger	-	1,919,662
Cash paid for costs related to Mobile Greetings merger	(70,556)	(36,408)
Purchase of equipment	(7,435)	(134,107)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(77,991)	1,542,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	254,750	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	254,750	-

NET INCREASE IN CASH	(361,414)	205,185

CASH, beginning of period	380,796	175,611
CASH, end of period	$19,382	$380,796

Taxes paid	$-	$-
Interest paid	$-	$-

Other non-cash investing and financing activities:
Shares issued in connection with reverse merger	$-	$2,097,112
Shares issued in connection with XSVoice acquisition	$-	$6,000,074
Shares issued in connection with Placement Agreement	$168,000
Stock based compensation	$121,979	$-

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

Pursuant to a definitive share exchange agreement dated November 15, 2005, UpSNAP, Inc. acquired 100% of the issued and outstanding shares of UpSNAP USA, Inc. Under the terms of the agreement UpSNAP, Inc. issued11,730,000 shares of its common stock for all of the issued and outstanding stock of UpSNAP USA, Inc.  As a result of the acquisition, the former shareholders of UpSNAP USA, Inc. held immediately after the acquisition 62.4% of the issued and outstanding shares of UpSNAP, Inc.'s common stock.  The remaining 37.8% were held by UpSNAP, Inc.’s (formerly Manu Forti Group, Inc.) shareholders.

On January 6, 2006, the Company completed the purchase of XSVoice, Inc., a privately held wireless platform and application developer, by acquiring substantially all of the assets of XSVoice, Inc. for a total purchase price of $6.3 million. XSVoice, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition (See Note K).

The consolidated financial statements include the operations of UpSNAP, Inc. from November 15, 2005 through September 30, 2007.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actualresults could be different from these estimates.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2007 and 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined bythe Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Research and Development Expenditures

The Company incurs product development expenses related to the ongoing development of their search engine technology and connecting new clients to the existing streaming audio platform. Research and development expenses consist primarily of wages paid to employees and to independent contractors.  The Company follows the guidelines in Statement of Financial Accounting Standards No. 2, Accounting forResearch and Development Costs. Expenditures, including equipment used in research and development activities, are expensed as incurred.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

1.
Provider of Technology Platform: UpSNAP provides technology to brands that have their own mobile distribution and revenue arrangements with the carriers. In this case, UpSNAP does not act as the principal in the transaction. The brands look to UpSNAP to provide the technology platform and service, while they retain the relationship with the consumer and set the pricing. In these cases, UpSNAP typically reports net revenues received from the carrier which are revenues after both carrier charges and content provider charges.

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

The Company also receives advertising revenues from third parties. These revenues are resultant from audio ads played on the Company’s SWInG platform, banner ads on the WAP deck, and pay per call revenues when the consumer proactively responds to a text message. These advertising revenues are recognized in the period the transactions are recorded by the third party provider. UpSNAP reports net advertising revenues received from third parties.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting Policy for Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated withit. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Advertising costs

The Company expenses all advertising as incurred.   For the years ended September 30, 2007 and 2006 the Company incurred no advertising expenses of and $4,118 and $31,358 respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options.

Compensation expense for restricted stock is recognized on the date of the grant at the closing price of the stock on the date of the grant. The Company granted 150,000 shares of restricted stock during the year ended September 30, 2007. No restricted shares were issued for the year ended September 30, 2006. Our statement of operations for the years ended September 30, 2007 and 2006 included $47,117 and $0 respectively for restricted stock compensation expense

We use the Black-Scholes option valuation model to value option awards under SFAS No. 123(R). The Company currently has awards outstanding with only service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Our statement of operations for the years ended September 30, 2007 and 2006 included stock-based compensation expense for stock options of $74,862 and $0, respectively.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 9.12 years was approximately $154,614 at September 30, 2007.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In connection with the Merger Agreement (Note L), the Company issued 400,000 restricted shares to the Placement Agent. This fee was included in Pre-Merger costs on the balance sheet at the closing price of the stock on the day the Company’s Board of Directors approved the transaction.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the year ended September 30, 2007 are shown in the following table:

Expected volatility	70.0%
Expected dividends	0%
Expected terms	6.0 -6.25 years
Pre-vesting forfeiture rate	50%
Risk-free interest rate	4.45% – 4.76%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately the fourteen month period since the reverse merger and comparison to the volatility of similar size companies in the similar industry. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate was based upon plan to date experience. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the time-based stock awards as of September 30, 2007, and changes during the year ended September 30, 2007, is as follows:

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Shares	Weighted Average Exercise Price

Outstanding at October 1, 2006	-	$ -

Granted	1,240,000	$ 0.690

Forfeited or expired	520,000	$ 0.395

Outstanding September 30, 2007	720,000	$ 0.053

Exercisable at September 30, 2007	75,000	$ 0.640

The following tables summarize information about fixed stock options outstanding and exercisable at September 30, 2007:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years

$ 1.130	400,000	9.08
$ 0.635	300,000	9.17
$ 0.395	20,000	9.25
	720,000	9.12

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Excercise Price

$ 0.635	75,000	$ 0.635

The exercise price of stock options granted during the year ended September 30, 2007 was equal to the market price of the underlying common stock on the grant date.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There was no aggregate intrinsic value as of September 30, 2007. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

NOTE D –WARRANTS

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

In February 2007, 619,000 Series A Warrants and 400,000 Series B Warrants were exercised at an Exercise Price of $0.25.

The following table summarizes information about warrants outstanding at September 30, 2007:

NOTE D –WARRANTS (Continued)

Series A
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2005	-
Granted	2,384,668	$1.50	2,384,668	$1.50
Exercised	-

Outstanding, September 30, 2006	2,384,668	$1.50	2,384,668	$2.02
Granted
Expired	(1,765,668)	$1.50
Exercised	(619,000)	$0.25		$0.25

Outstanding, September 30, 2007	-

Series B
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2005	-			$-
Granted	2,200,000	$1.10	2,200,000
Exercised	-

Outstanding, September 30, 2006	2,200,000	$1.10	2,200,000	$1.10
Granted
Expired
Exercised	(400,000)	$0.25		$0.25

Outstanding, September 30, 2007	1,800,000	$1.10	1,800,000	$1.10

Viant
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2005	-			$-
Granted	560,000	$0.90	560,000
Exercised	-

Outstanding, September 30, 2006	560,000	$0.90	560,000	$0.90
Granted
Exercised	-

Outstanding, September 30, 2007	560,000	$0.90	560,000	$0.90

NOTE D –WARRANTS (Continued)

At September 30, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number of Warrants	Average	Remaining	Number	Average
Warrant		Exercise	Contractual	Of	Exercise
Exercise Price		Price	Life	Warrants	Price
$1.10	1,800,000	$1.10	3.08	1,800,000	$1.10
$0.90	560,000	$0.90	3.16	560,000	$0.90
	2,360,000			2,360,000

The Company may from time to time reduce the exercise price for any of the warrants either permanently or for a limited period or extend their expiration date.

NOTE E - INCOME TAXES

For the twelve month periods ended September 30, 2007 and 2006, the Company incurred net operation losses and accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At September 30, 2007, the Company had approximately $2,972,040 of accumulated net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2022.

The components of theCompany’s deferred tax asset are as follows:

	Twelve Month Period Ended September 30	Twelve Month Period Ended September 30
	2007	2006
Federal and state income tax benefit	$1,040,214	$864,783
Change in valuation allowance on deferred tax assets	(1,040,214)	(864,783)
Net deferred tax assets	$-	$-

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Twelve Month Period Ended September 30	Twelve Month Period Ended September 30
	2007	2006
Federal and state statutory rate	$1,040,214	$864,783
Change in valuation allowance on deferred tax assets	(1,040,214)	(864,783)
	$-	$-

NOTE F - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through September 30, 2007 totaling $3,076,493 and as of September 30, 2007, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE G - CONCENTRATION OF CREDIT RISK

For the year ended September 30, 2007, our largest customer accounted for 84% of sales.

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of September 30	As of September 30
Fixed Assets	2007	2006
Computer and office equipment	$169,742	$162,307
Office Equipment	1,000	1,000
Office Furniture	3,000	3,000
Accumulated Depreciation	(92,631)	(42,214)
Total Fixed Assets	$81,111	$124,093

Depreciation expense for the years ended September 30, 2007 and 2006 was $50,417 and $ 41,894, respectively.

The estimated service lives of property and equipment are 3 –7 years.

NOTE I –COMMITMENTS

In March 2006, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2008 ata rate of $2,250 per month. Future maturities associated with this commitment are as follows:

Year Ended September 30	Amount
2008	$11,250

NOTE J –NOTE PAYABLE

As part of the consideration for the purchase of XSVoice, the Company assumed the principal balance of a November 5, 2004 note that was in default between XSVoice, Inc. and one of its carrier partners. The principal balance of the note at the time of the acquisition of XSVoice, Inc. was $113,500 and it carries an interest rate is 5% above theprime rate and is subject to an additional 2% after any Event of Default.  The Company has been unable to identify any parties within the carrier that are aware of the note and are thus able to negotiate terms. The carrier has also made no attempts to collect the note. The Company carries the note as long-term and is not accruing interest.

NOTE K –ACQUISITION OF XSVOICE, INC.

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

NOTE K – ACQUISITION OF XSVOICE, INC. (continued)

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

Of the $6,402,902 of acquired intangible assets, $1,345,040 was assigned to the SWinG technology platform, $104,000 for customer relationships, $78,000 for employment contracts, and $84,500 for supplier contracts.  These intangible assets were assigned a life of 45 months. The remaining unallocated intangible balance of $4,791,362 was assigned to goodwill.  The Company recognized $402,885 and $452,070 in amortization expense for the years ended September 30, 2007 and 2006 respectively.

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is obtained.

In connection with the XSVoice, Inc. acquisition, the Company agreed to pay an additional $550,000 in cash consideration by January 6, 2007, if the company raises an additional $3.2 million in additional equity capital or the Series A warrants are exercised. This objective was not met. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives. Any such payments would have resulted in increases in goodwill.

NOTE  L –  MERGER AGREEMENT

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

NOTE L –  MERGER AGREEMENT (continued)

Under the terms of the Merger Agreement, at the effective date of the Merger (the “Effective Date”), each issued and outstanding share of MGI common stock (other than any shares held in treasury and any shares as to which the holder has properly demanded appraisal of his shares under California law) will be converted into and exchanged for 9.68 shares (the “Exchange Ratio”) of the Company’s common stock, $.001 par value (“Company Common Stock”).  Options, warrants and other rights to purchase MGI common stock as of the Effective Date will be assumed by the Company with an adjustment in the number of underlying shares and the exercise price thereof based upon the Exchange Ratio.  The exchange concept is that the shares of Company Common Stock to be exchanged for MGI common stock on a fully diluted basis would equal 50% of the number of outstanding shares of Company Common Stock on a fully-diluted basis immediately after the Merger, and without giving effect to the Private Financing mentioned below.

In addition to the share consideration, the Company is to issue an Non-Negotiable Convertible Note (the “Note”) in the principal amount of up to $2,200,000 to a representative for the holders of the outstanding MGI common stock, options, warrants and other rights to purchase MGI common stock as of the Effective Date, repayable in 12 months subject to a six month extension should the Company then be working on a public offering, together with interest at the rate of federal funds payable at maturity or waived upon conversion.  Commencing after six months, the Note would be convertible at a base conversion price of $.50 per share into shares of Company Common Stock, or an aggregate of 4,400,000 shares, subject to customary anti-dilution provisions, after six months.  The principal amount of the Note may be reduced by reason of indemnification claims by the Company against MGI and payment of claims of MGI holders under their dissenter’s appraisal rights.  The principal amount of the Note also may be reduced in the event the value of the Note could jeopardize the tax-free reorganization of the Merger.  In such event, the reduction in principal amount of the Note would increase the number of shares of Company Common Stock issued on the Effective Date based upon the average price of the Company Common Stock for the five consecutive trading days ending on the trading day immediately preceding the Effective Date.

The Company has made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including covenants regarding the operation of its business prior to the closing, and reciprocal indemnifications.  Completion of the Merger is subject to the satisfaction of customary closing conditions as set forth in the Merger Agreement, including among other things, the adoption of the Merger Agreement and approval of the Merger by the MGI shareholders, the consummation by the Company of a private placement to obtain working capital for the combined operations and the entry into employment agreements with the four executive officers of MGI.  The Merger is expected to close prior to September 30, 2007.

NOTE L –  MERGER AGREEMENT (continued)

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

As of December 17, 2007 the Merger had not closed.