Form 10QSB
period 2007-12-31
UpSnap, Inc.
filed 2008-02-14
CIK 1261019

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ] No [X]

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding February 9, 2008
Common Stock ($.001 par value)	23,370,324

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended December 31, 2007

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

UPSNAP, Inc.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
UNAUDITED

	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$15,672	$187,791
Accounts receivable	179,235	100,089
Other current assets	6,764	19,078

TOTAL CURRENT ASSETS	201,671	306,958

PROPERTY & EQUIPMENT (Note F)
Computer and office equipment	173,742	171,565
Accumulated depreciation	(100,235)	(54,921)

NET PROPERTY & EQUIPMENT	73,507	116,644

OTHER ASSETS
Other intangibles (Note K)	672,520	1,008,779
Pre-Merger costs (Note I)	307,215	-
Goodwill (Note K)	4,677,862	4,677,862
Security deposits	1,114	1,115

TOTAL ASSETS	$5,933,889	$6,111,358

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$273,503	$77,108
Other current liabilities	11,201	40,378

TOTAL CURRENT LIABILITIES	284,704	117,486

Commitments (Note G)

STOCKHOLDERS' EQUITY (Note C and D)
Common stock, par value $0.001, 97,500,000 authorized, issued and outstanding 23,370,324 shares at December 31, 2007 and 21,151,324 shares at December 31, 2006	22,720	21,151
Additional paid-in capital	8,783,231	8,249,370
Accumulated deficit	(3,156,766)	(2,390,149)

TOTAL STOCKHOLDERS' EQUITY	5,649,185	5,880,372

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$5,933,889	$6,111,358

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
UNAUDITED

	Three Months Ended December 31,
	2007	2006
SALES AND COST OF SALES
Advertising Revenue	$26,833	$3,513
Revenue Share	185,372	246,058
Other	-	1,032
Total Sales	212,205	250,603

Cost of Sales	98,326	126,649
Gross Profit	113,879	123,954

OPERATING EXPENSES
Product development	22,539	86,076
Sales and marketing expenses	18,687	28,876
General and administrative	266,426	425,149
Total Expense	307,652	540,101

Net operating income	(193,773)	(416,147)

Other income and expense
Gain on extinguishment of debt (Note K)	113,500	-
Interest income	-	126
Net Other Income	113,500	126

NET LOSS	$(80,273)	$(416,021)

Net loss per share	$(0.00)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	22,720,324	21,151,324

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants and options:	3,146,667	5,454,668

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2005 to DECEMBER 31, 2007
UNAUDITED

	Common Stock
					Total
			Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	capital	Deficit	(Deficit)
Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623	-	2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712	-	6,000,074
Net loss				(1,788,068)	(1,788,068)

Balances, September 30, 2006	21,151,324	21,151	8,226,034	(1,974,128)	6,273,057

Stock based compensation	150,000	150	121,829	-	121,979
Shares issued for Placement Agreement	400,000	400	167,600		168,000
Exercise of Series A Warrants	1,019,000	1,019	253,731		254,750
Net loss	-	-	-	(1,102,365)	(1,102,365)

Balances, September 30, 2007	22,720,324	22,720	8,769,194	(3,076,493)	5,715,421

Stock based compensation			14,037		14,037
Net loss	-	-	-	(80,273)	(80,273)

Balances, December 31, 2007	22,720,324	$22,720	$8,783,231	$(3,156,766)	$5,649,185

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006
UNAUDITED

	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,273)	$(416,021)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,604	12,708
Amortization of intangibles	84,065	150,690
Stock based compensation	14,037	23,336
Extinguishment of debt	(113,500)	2,000
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES: (Net of effect of acquisition)
Accounts receivable	117,264	68,737
Other current assets	11,050	(8,134)
Accounts payable and accrued expenses	19,949	(53,000)
Other current liabilities	4,753	33,936

NET CASH USED FOR OPERATING ACTIVITIES	64,949	(187,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for costs related to Mobile Greetings merger	(68,659)	-
Purchase of equipment	-	(5,258)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(68,659)	(5,258)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	(3,710)	(193,006)

CASH, beginning of period	19,382	380,796
CASH, end of period	$15,672	$187,791

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to SEC Form 10-QSB and Article 8 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company’s Annual Report on SEC Form 10-KSB for the year ended September 30, 2007.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of December 31, 2007 and the results of their operations for the three month periods ended December 31, 2007 and 2006 and their cash flows for the three months ended December 31, 2007 and 2006. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2007 and 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Accounting Policy for Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset (4) the company’s public market cap is less than the company’s reported net assets.

For intangible assets other than goodwill, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

For impairment of goodwill, the Company takes the weighted average closing daily share price for the quarter and multiplies it by weighted average number of shares outstanding for the quarter. This value is compared to the net assets reported on the Company’s balance sheet.  To the extent that net assets exceed this value, goodwill is considered impaired and would be written down so that reported net assets do not exceed the value.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Advertising costs

The Company expenses all advertising as incurred.   For the quarters ended December 31, 2007 and 2006, the Company incurred no advertising expenses and $2,758, respectively.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our consolidated financial statements.

Stock Plan

On November 2, 2006 the Board of Directors of UpSNAP, Inc. approved a 2006 Omnibus Stock and Incentive Plan. The Plan will make four million (4,000,000) shares, either unissued or reacquired by the Company, available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors. Options granted generally have a ten-year term and vest over four years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms. The Board of Directors increased the size of the Plan to seven and one half million (7,500,000) total shares on August 8, 2007, which was ratified by stockholders in September 2007.

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options.

Compensation expense for restricted stock is recognized on the date of the grant at the closing price of the stock on the date of the grant. The Company did not grant restricted stock for the three month periods ended December 31, 2007 and 2006.

We use the Black-Scholes option valuation model to value option awards under SFAS No. 123(R). The Company currently has awards outstanding with only service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Our statement of operations for the three month periods ended December, 2007 and 2006 included stock-based compensation expense for stock options of $14,037 and $23,336, respectively.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.7 years was approximately $161,334 at December 31, 2007.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended December 31, 2007 are shown in the following table:

Expected volatility	70.0%
Expected dividends	0%
Expected terms	6.0 -6.25 years
Pre-vesting forfeiture rate	50%
Risk-free interest rate	4.45% – 4.76%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately the seventeen month period since the reverse merger and comparison to the volatility of similar size companies in the similar industry. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate was based upon plan to date experience. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the time-based stock awards as of December 31, 2007, and changes during the quarter ended December 31, 2007, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2007	720,000	$0.900

Granted	150,000	$0.380

Forfeited or expired	-	$-

Outstanding December 31, 2007	870,000	$0.810

Exercisable at December 31, 2007	250,000	$0.833

The following tables summarize information about fixed stock options outstanding and exercisable at December 31, 2007:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years

$1.130	400,000	8.83
$0.635	300,000	8.92
$0.395	20,000	9.00
$0.038	150,000	9.92
	870,000	9.05

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price

$0.635	150,000	$0.635
$1.130	100,000	$1.130

The exercise price of stock options granted during the quarter ended December 31, 2007 was equal to the market price of the underlying common stock on the grant date.

There was no aggregate intrinsic value as of December 31, 2007. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

The following table summarizes information about warrants outstanding at December 31, 2007:

A summary of warrant activity for the quarter ended December 31, 2007 is as follows:

Series B

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2007	1,800,000	$1.10	1,800,000	$1.10
Granted
Expired
Exercised	-	$-		$-

Outstanding, December 31, 2007	1,800,000	$1.10	1,800,000	$1.10

Viant

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2007	560,000	$0.90	560,000	$0.90
Granted
Exercised	-

Outstanding, December 31, 2007	560,000	$0.00	560,000	$0.90

At December 31, 2007, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number	Average	Remaining	Number	Average
Warrant	of	Exercise	Contractual	Of	Exercise
Exercise Price	Warrants	Price	Life	Warrants	Price
$1.10	1,800,000	$1.10	2.83	1,800,000	$1.10
$0.90	560,000	$0.90	2.92	560,000	$0.90
	2,360,000			2,360,000

The Company may from time to time reduce the exercise price for any of the warrants either permanently or for a limited period or extend their expiration date.

NOTE C - INCOME TAXES

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

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through December 31, 2007 totaling $3,156,766 and as of December 31, 2007, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.
The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E - CONCENTRATION OF CREDIT RISK

For the quarter ended December 31, 2007, our largest customer accounted for approximately 82% of sales.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31	As of December 31
Fixed Assets	2007	2006
Computer and office equipment	$169,742	$167,565
Office Equipment	1,000	1,000
Office Furniture	3,000	3,000
Accumulated Depreciation	(100,235)	(54,921)
Total Fixed Assets	$73,507	$116,644

Depreciation expense for the quarters ended December 31, 2007 and 2006 was $7,604 and $ 12,708, respectively.  The estimated service lives of property and equipment are 3 – 7 years.

NOTE G – COMMITMENTS

In March 2006, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2008 at a rate of $2,250 per month. Future maturities associated with this commitment are as follows:

Amount
2008	$4,500

The Company has not determined whether or not to extend this lease beyond the current term or negotiate a reduction in total square footage.

NOTE H – NOTE PAYABLE

As part of the consideration for the purchase of XSVoice, the Company assumed the principal balance of a November 5, 2004 note that was in default between XSVoice, Inc. and one of its carrier partners. The principal balance of the note at the time of the acquisition of XSVoice, Inc. was $113,500 and it carries an interest rate is 5% above the prime rate and is subject to an additional 2% after any Event of Default.  The Company has been unable to identify any parties within the carrier that are aware of the note and are thus able to negotiate terms. The carrier has also made no attempts to collect the note and the Company determined during the quarter ended December 31, 2007 that the Note was not going to be collected and wrote off the full amount of the Note to other income and expense. The Company had carried the note as long-term and was not accruing interest.

NOTE I – MERGER AGREEMENT

On August 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile Greetings, Inc., a California corporation (“MGI”), and UpSNAP Acquisition Corp., a California corporation and a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into MGI, with MGI continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  MGI is a private corporation engaged in providing content to the mobile phone industry. On January 14, 2008, the Merger Agreement was amended to extend the termination date to February 28, 2008. Either party may terminate the Merger Agreement at any time.

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

The Company is entering into a placement agency agreement with a placement agent for a placement of $3,000,000 gross proceeds of the Company’s securities (the “Private Financing”).  As of February 12, 2008, the Company had non-binding commitments for part of the Private Financing, and is working to raise the remaining amount. The terms of the Private Financing are subject to negotiation among the Company, the placement agent and the prospective investors.  The securities to be offered in the Private Financing will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.  At the closing of the Merger, the Company will enter into a Registration Rights Agreement with the MGI shareholders providing them with “piggyback” registration rights for the Company Common Stock issued to them on the Merger.  It is anticipated that the Company will enter into a registration rights agreement with the investors for the Company Common Stock in the Private Financing.

NOTE K – ACQUISITION OF XSVOICE, INC.

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

Of the $6,402,902 of acquired intangible assets, $1,345,040 was assigned to the SWinG technology platform, $104,000 for customer relationships, $78,000 for employment contracts, and $84,500 for supplier contracts.  These intangible assets were assigned a life of 45 months. The remaining unallocated intangible balance of $4,791,362 was assigned to goodwill.  The Company recognized $84,065 and $150,690 in amortization expense for the quarters ended December 31, 2007 and 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

UpSNAP, Inc. and its subsidiaries are collectively referred to as UpSNAP. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in UpSNAP’s financial condition and results of operations and cash flows for the quarters ended December 31, 2007 and 2006. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in this Form 10-QSB.

OVERVIEW

UpSNAP provides a mobile search and entertainment platform that enables media companies to deliver their content to all mobile phones in the United States, and generates revenue primarily from subscriptions and increasingly from mobile advertising.  UpSNAP has searchable mobile content from over 1,000 content channels and over 150 content partners. In April 2007, UpSNAP also launched a multi-media search engine that allows consumers to search for mobile content, such as ringtones, and mobile videos, from their PC desktop.

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

In January 2006 UpSNAP derived 99% of its revenues from subscription revenue from one major US mobile operator. In our fiscal quarter October – December 2007, our dependency on this carrier has been reduced to approximately 82% of our revenues, as we move towards the more lucrative and higher margin search and advertising related revenues.

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

UpSNAP is looking at acquisitions to push this process quicker.  We have now entered into a Merger Agreement with Mobile Greetings Inc. that could allow us to increase our average revenue per subscriber as well as our distribution channels.

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

Mobile Entertainment Services – responsible for 87% of first quarter fiscal 2008 revenues

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

SELECTED FINANCIAL INFORMATION

In thousands (000’s) except for per share amounts

	Quarter Ended December 31,
	2007	2006
Net revenue	$212	$251
Net income (loss) for the quarter	$(80)	$(416)
Net income (loss) applicable to common shareholders	$(80)	$(416)
Basic and diluted income (loss) per share	$(0.00)	$(0.02)
Total assets	$5,934	$6,111
Shareholders’ equity	$5,649	$5,880

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2007 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 2006

In thousands (000’s)

	Quarter Ended December 31,
	2007	2006
Sales	$212	$251
Cost of Sales	98	127
Gross Profit	114	124
Product development	23	86
Sales and marketing expenses	19	29
Stock based compensation	14	23
General and administrative	168	251
Amortization expense	84	151
Total Expense	308	540
Net operating loss	(194)	(416)
Net Other Income	114	0
NET LOSS	$(80)	$(416)

Revenue.   The sale of mobile entertainment services accounts for 87.3% of UpSNAP’s first quarter 2008 revenues.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Quarter Ended December 31,
	2007	2006
Wireless data services	$185	$246
Advertising and other	27	5
Revenue	$212	$251

Net revenue for the quarter ended December 31, 2007, decreased by $39,000, or 15.6%, compared with 2006. Advertising revenues increased $22,000 or 227.3% as the Company continues its efforts to shift its product mix to higher margin advertising revenues. Wireless data services decreased $61,000 or 24.8% as the Company’s largest carrier customer continues to lose customers due to a merger. In addition, the Company made changes to its streaming audio programs in order to enhance margins.

Cost of goods sold.   Cost of revenues for the quarter ended December 31, 2007 were $98,000, resulting in a gross profit of $114,000 (53.8%) compared to cost of revenues for the quarter ended December 31, 2006 of $127,000 and a gross profit of $124,000 (49.4%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges.

Product development expenses.  Product development costs consist primarily of salaries and related expenses for product development personnel as well as the cost of independent contractors. Product development expenses for the quarter ended December 31, 2007 decreased by $63,000, or 73.3%, compared with the same period in 2006. Product development expenses decreased primarily due to the elimination of product development headcount.  Product development expenses are expected to remain at current levels for the next several quarters.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for marketing personnel as well as the cost of public relations efforts. Sales and marketing expenses for the quarter ended December 31, 2007 decreased by $10,000 or 34.5%, compared with the same period in 2006. Sales and marketing expenses decreased primarily due to the elimination of marketing headcount and reduced public relations spending. Sales and marketing expenses are expected to remain at current levels for the next several quarters.

Stock based compensation expenses.  Stock based compensation expenses consist of expenses related to the Company’s granting of stock options and restricted shares. Stock based compensation expenses are expected to remain at current levels for the next several quarters.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related costs for personnel as well as professional fees for legal, audit, and tax services. General and administrative expenses for the quarter ended December 31, 2007 decreased by $83,000, or 33.1%, compared with the same period in 2006. General and administrative expenses decreased primarily due to the elimination of headcount and reduced spending for audit fees and travel. The Company deferred half of the salary of its executive officers for January 2008 and has been accruing the service fee for the Company’s CFO since October 1, 2007.

Amortization of intangibles.   Amortization of intangibles for the quarter ended December 31, 2007 was $84,000 compared with $151,000 in 2006. Amortization expense is related to the value assigned to the intangible assets resultant from the XSVoice acquisition. During fiscal 2007 the intangible asset value assigned to employment agreements, supplier agreements, and customer relationships became fully amortized.

Other Income and expense. For the quarter ended December 31, 2007 the Company recognized $114,000 in income related to the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our cash needs from inception through December 31, 2007 with the $2,146,200 in funds acquired as part of the September – October 2005 Private Placement.  In addition, the Company raised $254,750 in February 2007 from the sale of 619,000 Series A warrants and 400,000 Series B warrants at $0.25 each.

Liquidity.   At December 31, 2007, UpSNAP had cash and cash equivalents of $16,000, compared with $19,000 at September 30, 2007, a decrease of $3,000.

During the quarter ended December 31, 2007, cash used to fund operating activities was $65,000, consisting primarily of the net loss for the period of $80,000 offset by non-cash charges related to:

•	amortization and depreciation charges of $84,000 and $7,000, respectively;

•	write-off of debt of $113,000

•	stock based compensation of $14,000; and

•	working capital changes of $153,000, consisting primarily of a decrease of $117,000 in accounts receivable, and an increase of $20,000 in accounts payable.

Investing activities for the quarter ended December 31, 2007 used cash of $69,000 in costs related to the pending MGI merger.

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

As of February 12, 2008, the Company had non-binding commitments for up to $1,500,000 in the private financing, and is working to raise the remaining $1,500,000 to close the MGT merger for a total of $3,000,000 in gross proceeds.

This private financing has not been consummated as of the date hereof and the Company offers no assurances that the private placement will close. The inability to close the private placement will cause the termination of the MGI Merger.  Even if completed, the placement terms may be highly dilutive to current stockholders, and may impose debt service obligations on the Company. We anticipate that the private financing and the merger will be consummated, if at all, during the second quarter of fiscal 2008.  Either UpSNAP or MGI may currently terminate the merger agreement upon providing notice to the other party.

Without the completion of the private financing, the Company will not have sufficient cash to fund future operations.  At the date of this report we are continuing to incur losses. We are using capital of approximately $25,000 per month to fund operations. At this rate we would require $300,000 of capital over the next twelve months to fund current operations. We had cash in the bank of $72,000 as of February 8, 2008 and a working capital deficit. If the private financing is not closed during the second quarter of fiscal 2008, the Company will need to sharply reduce operations and may no longer be able to continue as a going concern.

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

UpSNAP performs an impairment test of goodwill, at least annually. At December 31, 2007, in evaluating whether there was an impairment of goodwill, management compared the carrying amounts of such assets with the related enterprise value. Enterprise value was used to measure the value of the goodwill. Estimates of the enterprise value at December 31, 2007 were determined by calculating the weighted average closing price of the stock for the quarter. This calculated enterprise value was then compared to the carrying value of the net assets of the Company.  Upon completion of its goodwill impairment test, UpSNAP determined that the amount of the XSVoice goodwill was not impaired.

Stock Based Compensation

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended December 31, 2007 are shown in the following table:

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

OUTSTANDING SHARE DATA

The outstanding share data as at December 31, 2007 and 2006 is as follows:

	Number of shares outstanding
	2007	2006
Common shares	22,720,324	21,151,324
Options to purchase common shares	870,000	700,000
Warrants to purchase common shares	2,360,000	5,144,668
Debentures convertible to common shares	-	-
Accrued interest convertible to common shares	-	-

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

From the inception of our operating subsidiary, UpSNAP USA, until December 31, 2007, UpSNAP USA has had accumulated net losses of $3,156,766. Our auditors have raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. In the 2007 fiscal year, we posted sales of $950,020 net of carrier charges from the sale of premium subscription services for mobile content. However, we expect to continue to have net operating losses until we can expand our sales channel and implement our marketing efforts. These continued net operating losses together with our limited working capital and the uncertainties of operating in a new industry make investing in our company a high-risk proposal.

We have limited cash resources and working capital. The private financing activity related to the merger with Mobile Greetings, Inc. may not be successful, leaving us with extremely limited resources.

We currently have monthly cash burn rate from operations of approximately $25,000 and have only approximately $16,000 in cash and a working capital deficit as of December 31, 2007. If the private financing is not successful, we will need to severely restrict its activities in order to conserve cash and may need to cease operations.  We currently anticipate that the private financing will be consummated, if at all, during the second quarter of fiscal 2008. However, we can provide no assurances that the private financing will be consummated on terms favorable to us, if at all.  Successful completion of the private financing depends on many factors, some of which are outside of our control, such as potential investors’ perception of the Company and our business and financial prospects, the proposed merger with MGI and the business and financial prospects of MGI and the combined company.  In addition, MGI may terminate the merger agreement at any time.

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

In September and October 2005, we raised $2,146,200 in a private placement transaction. As of the date of this annual report, we had approximately $11,000 in cash and cash equivalents. The Company’s current financial models indicate that the

Company’s cash balances have fallen to levels that will not sustain operations. Therefore, the Company is dependent on raising additional capital. We have no commitments for such capital.

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

As of the date of this quarterly report, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 47.2% of our outstanding common stock. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders.

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

On August 9, 2007, we entered into an Agreement and Plan of Merger with Mobile Greetings, Inc., a California corporation, or MGI.  Under the terms of the Merger Agreement, at the effective date of the Merger (the “Effective Date”), each issued and outstanding share of MGI common stock (other than any shares held in treasury and any shares as to which the holder has properly demanded appraisal of his shares under California law) will be converted into and exchanged for 9.68 shares (the “Exchange Ratio”) of the Company’s common stock, $.001 par value (“Company Common Stock”).  Options, warrants and other rights to purchase MGI common stock as of the Effective Date will be assumed by the Company with an adjustment in the number of underlying shares and the exercise price thereof based upon the Exchange Ratio.  The exchange concept is that the shares of Company Common Stock to be exchanged for MGI common stock on a fully diluted basis would equal 50% of the number of outstanding shares of Company Common Stock on a fully-diluted basis immediately after the Merger, and without giving effect to the private financing mentioned below. As of December 31, 2007, the number of shares that would be issued under this Merger Agreement would be 21,550,324 shares. On January 14, 2008, the Merger Agreement was amended to extend the termination date to February 28, 2008. Either party may terminate the Merger Agreement at any time.

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

Under our 2006 Omnibus Stock and Incentive Plan, (the “Plan”) up to 7,500,000 shares of Company Common Stock, either unissued or reacquired by the Company, are available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors.

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

Our common stock is a “penny stock” within the meaning of Rule 15g-9to the Securities Exchange Act of 1934, which is generally an equity security with a price of less than $5.00. Our common stock is subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

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

UPSNAP, INC. (Registrant)
Date: February 14, 2008	/s/ Tony Philipp
Tony Philipp Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: February 14, 2008	/s/ Paul C. Schmidt
Paul C. Schmidt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer*

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein