Form 10QSB
period 2008-03-31
UpSnap, Inc.
filed 2008-05-15
CIK 1261019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes [  ] No [X]

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding May 10, 2008
Common Stock ($.001 par value)	23,370,324

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended March 31, 2008

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008 and SEPTEMBER 30, 2007
UNAUDITED
	March 31, 2008	September 30, 2007
ASSETS
Current Assets
Cash	$36,112	$19,382
Accounts receivable	95,920	296,499
Other current assets	6,827	17,813

TOTAL CURRENT ASSETS	138,859	333,694

PROPERTY & EQUIPMENT (Note F)
Computer and office equipment	173,742	173,742
Accumulated Depreciation	(107,757)	(92,631)

NET PROPERTY & EQUIPMENT	65,985	81,111

OTHER ASSETS
Other intangibles (Note J)	-	756,584
Goodwill (Note J)	-	4,916,418
Security deposits	1,116	1,116
TOTAL ASSETS	$205,960	$6,088,923

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$251,428	$252,566
Total Other Current Liabilities	15,732	7,436

TOTAL CURRENT LIABILITIES	267,160	260,002

LONG TERM LIABILITIES
Note Payable (Note H)	-	113,500
Total Long Term Liabilities	-	113,500

TOTAL LIABILITIES	267,159	373,502

Commitments (Note G)

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 97,500,000 authorized,	23,370	22,720
issued and outstanding 23,370,324 shares at March 31, 2008
Additional paid-in capital	8,901,545	8,769,194
Accumulated deficit	(8,986,115)	(3,076,493)

TOTAL STOCKHOLDERS' EQUITY	(61,200)	5,715,421

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$205,960	$6,088,923

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
SALES AND COST OF SALES
Advertising Revenue	$17,877	$4,704	$45,881	$8,216
Revenue Share	95,383	226,196	277,792	472,255
Other	14,500	-	14,500	1,032
Total Sales	127,760	230,900	338,173	481,503

Cost of Sales	48,380	133,724	146,154	260,374
Gross Profit	79,380	97,176	192,019	221,129

OPERATING EXPENSES
Product development	25,629	82,573	48,014	168,648
Sales and marketing expenses	18,807	8,928	37,185	37,804
General and administrative	172,849	220,785	424,327	622,599
Merger costs	307,215		307,215
Stock based compensation	118,964	24,798	133,001	48,134
Impairment of Goodwill	4,677,862	-	4,677,862	-
Impairment of Intangible Asets	588,455	-	588,455	-
Total Expense	5,909,781	337,084	6,216,059	877,185

Net operating income	(5,830,401)	(239,908)	(6,024,040)	(656,056)

Other income and expense
Gain on extinguishment of debt (Note H)	-	-	113,500	-
Gain on sale of assets	918		918
Interest income	-	0	-	127
Net Other Income	918	0	114,418	127

NET LOSS	$(5,829,483)	$(239,908)	$(5,909,622)	$(655,929)

Net loss per share	$(0.25)	$(0.01)	$(0.26)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	23,182,546	21,683,468	22,951,435	21,414,472

The average shares listed below were not
included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants and options:	3,230,000	4,690,845	3,189,167	5,085,894

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2005 to MARCH 31, 2008
UNAUDITED

	Common Stock
	Shares	Par Value			Total
			Additional		Stockholders'
			Paid-in	Accumulated	Equity
			capital	Deficit	(Deficit)
Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623	-	2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712	-	6,000,074
Net loss				(1,788,068)	(1,788,068)

Balances, September 30, 2006	21,151,324	21,151	8,226,034	(1,974,128)	6,273,057

Stock based compensation	150,000	150	121,829	-	121,979
Shares issued for Placement Agreement	400,000	400	167,600		168,000
Exercise of Series A Warrants	1,019,000	1,019	253,731		254,750
Net loss	-	-	-	(1,102,365)	(1,102,365)

Balances, September 30, 2007	22,720,324	22,720	8,769,194	(3,076,493)	5,715,421

Stock based compensation	650,000	650	132,351		133,001
Net loss	-	-	-	(5,909,622)	(5,909,622)

Balances, March 31, 2008	23,370,324	$23,370	$8,901,545	$(8,986,115)	$(61,200)

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
UNAUDITED

	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,909,622)	$(655,929)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,126	25,140
Amortization of intangibles	168,130	234,755
Stock based compensation	133,001	48,134
Extinguishment of debt	(113,500)	-
Impairment of goodwill	4,677,862
Impairment of intangibles	588,455
Merger costs written off	307,215
CHANGES IN CURRENT ASSETS AND CURRENT
LIABILITIES:
Accounts receivable	200,579	(5,419)
Other current assets	10,986	(2,935)
Accounts payable and accrued expenses	1,968	(36,652)
Other current liabilities	5,190	15,615

NET CASH USED FOR OPERATING ACTIVITIES	85,391	(377,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for costs related to Mobile Greetings merger	(68,660)	-
Purchase of equipment	-	(5,258)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(68,660)	(5,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	-	254,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	254,750

NET INCREASE IN CASH	16,730	(127,799)

CASH, beginning of period	19,382	380,797
CASH, end of period	$36,112	$252,998

Taxes paid	$-	$-
Interest paid	$-	$-

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of March 31, 2008 and the results of their operations for the three and six month periods ended March 31, 2008 and 2007 and their cash flows for the six months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2008 and 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Research and Development Expenditures

The Company incurs product development expenses related to the ongoing development of their search engine technology and connecting new clients to the existing streaming audio platform. Research and development expenses consist primarily of wages paid to employees.  The Company follows the guidelines in Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Expenditures, including equipment used in research and development activities, are expensed as incurred.

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

The Company negotiated a new contract with its largest carrier customer effective February 12, 2007 in which the carrier is no longer deducting content provider charges before submitting revenue to the Company. Under this arrangement, the content provider charges are the responsibility of the Company. The net effect of this new contract was that revenues and cost of revenues are increased by an identical amount to reflect the content provider charges. This contract was terminated during the quarter ended December 31, 2007.

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

Accounting Policy for Impairment of Intangible Assets

The Company is required for accounting purposes to measure the value of goodwill annually or whenever significant events that could be indicators of a change in value have occurred.  In completing our second quarter evaluation, we considered the impact of the Company’s announced termination of the proposed merger with Mobile Greetings, Inc., the Company’s recent stock price, and other industry trends and have determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company determined to write off all of the goodwill, recording a non-cash goodwill impairment charge of $5.3 million.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Advertising costs

The Company expenses all advertising as incurred.  For the six month periods ended March 31, 2008 and 2007 the Company incurred no advertising expenses and $3,758 respectively.

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

Stock Plan

On November 2, 2006 the Board of Directors of UpSNAP, Inc. approved a 2006 Omnibus Stock and Incentive Plan. The Plan made four million (4,000,000) shares, either unissued or reacquired by the Company, available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors. Options granted generally have a ten-year term and vest over four years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms. The Board of Directors increased the size of the Plan to seven and one half million (7,500,000) total shares on August 8, 2007, which was ratified by stockholders in September 2007.

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options.

Compensation expense for restricted stock is recognized on the date of the grant at the closing price of the stock on the date of the grant. The Company granted 650,000 and 20,000 restricted shares respectively for the six month periods ended March 31, 2008 and 2007 and recognized stock compensation expense of $104,000 and $7,900 respectively.

We use the Black-Scholes option valuation model to value option awards under SFAS No. 123(R). The Company currently has awards outstanding with only service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Our statement of operations for the six month periods ended March 31, 2008 and 2007 included stock-based compensation expense for stock options of $29,001 and $40,234, respectively.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.4 years was approximately $151,357 at March 31, 2008.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended March 31, 2008 are shown in the following table:

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

A summary of the time-based stock awards as of March 31, 2008, and changes during the quarter ended March 31, 2008, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2007	720,000	$0.900

Granted	150,000	$0.380

Forfeited or expired	-	$-

Outstanding March 31, 2008	870,000	$0.810

Exercisable at March 31, 2008	255,000	$0.824

The following tables summarize information about fixed stock options outstanding and exercisable at March 31, 2008:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years

$1.130	400,000	8.83
$0.635	300,000	8.92
$0.395	20,000	9.00
$0.380	150,000	9.92
	870,000	9.05

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price

$0.395	5,000	$0.395
$0.635	150,000	$0.635
$1.130	100,000	$1.130

	255,000

The exercise price of stock options granted during the six months ended March 31, 2008 was equal to the market price of the underlying common stock on the grant date.

There was no aggregate intrinsic value as of March 31, 2008. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

A summary of warrant activity for the six month period ended March 31, 2008 is as follows:

Series B
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2007	1,800,000	$1.10	1,800,000	$1.10
Granted	-
Expired	-
Exercised	-	$-		$-
Outstanding, March 31, 2008
	1,800,000	$1.10	1,800,000	$1.10

Viant
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2007	560,000	$0.90	560,000	$0.90
Granted	-
Exercised	-
Outstanding, March 31, 2008
	560,000	$0.90	560,000	$0.90

At March 31, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number of	Average	Remaining	Number	Average
Warrant	Warrants	Exercise	Contractual	Of	Exercise
Exercise Price		Price	Life	Warrants	Price
$1.10	1,800,000	$1.10	2.53	1,800,000	$1.10
$0.90	560,000	$0.90	2.62	560,000	$0.90
	2,360,000			2,360,000

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

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through March 31, 2008 totaling $8,986,115 and as of March 31, 2008, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E - CONCENTRATION OF CREDIT RISK

For the six month period ended March 31, 2008, our largest customer accounted for approximately 78% of sales.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of March 31	As of March 31
Fixed Assets	2008	2007
Computer and office equipment	$169,742	$167,565
Office Equipment	1,000	1,000
Office Furniture	3,000	3,000
Accumulated Depreciation	(107,757)	(67,353)
Total Fixed Assets	$65,985	$104,212

Depreciation expense for the quarters ended March 31, 2008 and 2007 was $7,604 and $ 12,708, respectively.  The estimated service lives of property and equipment are 3 – 7 years.

NOTE G – COMMITMENTS

In March 2008, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2009 at a rate of $1,500 per month. Future maturities associated with this commitment are as follows:

Fiscal Year	Amount
2008	$9,000
2009	$7,500

The Company has not determined whether or not to extend the lease beyond the current term or negotiate a reduction in total square footage.

NOTE H – NOTE PAYABLE

As part of the consideration for the purchase of XSVoice, the Company assumed the principal balance of a November 5, 2004 note that was in default between XSVoice, Inc. and one of its carrier partners. The principal balance of the note at the time of the acquisition of XSVoice, Inc. was $113,500 and it carries an interest rate is 5% above the prime rate and was subject to an additional 2% after any Event of Default.  The Company has been unable to identify any parties within the carrier that are aware of the note and are thus able to negotiate terms. The carrier has also made no attempts to collect the note and the Company determined during the quarter ended December 31, 2007 that the Note was not going to be collected and wrote off the full amount of the Note to other income and expense. The Company had carried the note as long-term and was not accruing interest.

NOTE I – MERGER AGREEMENT

On March 5, 2008, the Company terminated the Agreement and Plan of Merger, by and among the Company, Mobile Greetings, Inc., a California corporation, and UpSNAP Acquisition Corp., a California corporation and a wholly owned subsidiary of Company dated August 9, 2007 (the “Agreement,” as described on Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2007), as amended on October 16, 2007 by Amendment No. 1 to the Agreement (as described on Current Report on Form 8-K filed with the SEC on October 16, 2007) and as further amended on January 14, 2008 by Amendment No. 2 to the Agreement (as described on 10-KSB for the fiscal year ended September 30, 2007, filed with the SEC on January 15, 2008).  In accordance with Section 7.02(ii) of the Agreement, as amended, any of the parties to the Agreement, to the extent it is not in breach of the Agreement, may terminate the Agreement if the merger is not consummated by February 29, 2008.  Due to current adverse market conditions, the parties were unable to consummate the Agreement and have decided to terminate the Agreement. Neither party had any post-termination obligation to the other.

As part of the termination, the Company wrote off $307,215 in merger related costs.  $238,556 of these costs had been capitalized as of the year ended September 30, 2007.

NOTE J – OTHER ASSETS

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Allocation of acquisition cost:
Accounts receivable	$71,621
Property, plant, and equipment	-
Computer equipment	28,200
Office equipment	1,000
Office furniture	3,000
SWinG copyright	1,345,000
Customer relationships	104,000
Employment contracts	78,000
Supplier contracts	84,500
Goodwill	4,791,362
Total assets acquired	6,506,723
Note payable	(113,500)
Total liabilities assumed	(113,500)
Net assets acquired	$6,393,223

Of the $6,402,902 of acquired intangible assets, $1,345,040 was assigned to the SWinG technology platform, $104,000 for customer relationships, $78,000 for employment contracts, and $84,500 for supplier contracts.  These intangible assets were assigned a life of 45 months. The remaining unallocated intangible balance of $4,791,362 was assigned to goodwill.

The Company is required for accounting purposes to measure the value of goodwill annually or whenever significant events that could be indicators of a change in value have occurred.  In completing our second quarter evaluation, we considered the impact of the Company’s announced termination of the proposed merger with Mobile Greetings, Inc. and the resultant drop in the Company’s stock price and other industry trends and have determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company wrote off the remaining value of the intangible assets as of March 31, 2008 related to the XSVoice acquisition and recorded a non-cash goodwill impairment charge of $5.3 million.

NOTE K – SUBSEQUENT EVENTS

On May 14, 2008, the Board of Directors approved the following with respect to stock options, with the grants and repricing at an exercise price of $0.10 per share of common stock, which was the closing price on May 13, 2008:

-Grant to Tony Philipp, CEO, of options to purchase 100,000 shares of common stock, of which options for 500,000 shares vested immediately and the balance vesting over two years, subject to accelerated vesting;

-Reprice of outstanding options held by existing employees and officers;

-Grant to each of Mark McDowell and Rick von Gechten, outside directors, in consideration of their ongoing efforts, of options to purchase 200,000 shares of common stock, vesting over four years, subject to accelerated vesting;

-Grant of additional options to Mark McDowell in consideration of his strategic advisory services, to purchase 300,000 shares of common stock, vesting over four years, subject to accelerated vesting.

In addition, the Board of Directors approved an annual salary to Tony Phillipp, CEO, retroactive to January 1, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

TERMINATION OF AGREEMENT AND PLAN OF MERGER

On March 5, 2008, the Company terminated the Agreement and Plan of Merger, by and among the Company, Mobile Greetings, Inc., a California corporation, and UpSNAP Acquisition Corp., a California corporation and a wholly owned subsidiary of Company dated August 9, 2007 (the “Agreement,” as described on Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2007), as amended on October 16, 2007 by Amendment No. 1 to the Agreement (as described on Current Report on Form 8-K filed with the SEC on October 16, 2007) and as further amended on January 14, 2008 by Amendment No. 2 to the Agreement (as described on 10-KSB for the fiscal year ended September 30, 2007, filed with the SEC on January 15, 2008).  In accordance with Section 7.02(ii) of the Agreement, as amended, any of the parties to the Agreement, to the extent they are not in breach of the Agreement, may terminate the Agreement if the merger is not consummated by February 29, 2008.  Due to current adverse market conditions, the parties were unable to consummate the Agreement and have decided to terminate the Agreement. Neither party had any post-termination obligation to the other.

The Company’s announced termination of the proposed merger with Mobile Greetings, Inc. resulted in a significant decrease in the Company’s stock price. The Company’s largest carrier customer, who accounted for 78% of fiscal 2008 revenues, is shifting their wireless data services customers to a technology that the Company does not currently support.  As a result, wireless data services revenue have fallen approximately 60% since the beginning of the fiscal year. This customer also has terminated supporting the NASCAR program which had accounted for approximately 20% of the revenues from this customer (although the Company’s total gross margins were not impacted by the loss of the NASCAR program due to a reduction in infrastructure costs). Based on these factors, the Company determined that impairment to goodwill and other intangible assets related to the streaming audio platform and XSVoice acquisition was required during the quarter.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company recorded non-cash goodwill impairment charge of $5.3 million which brought the carrying value of the intangible assets related to the XSVoice acquisition down to zero.

As part of the termination, during the quarter the Company wrote off $307,215 in merger related costs.  $238,556 of these costs had been capitalized as of the year ended September 30, 2007.

During the Quarter UpSNAP management continued to wrestle with the decline in revenues from its largest customer, focused in on reducing cost of operation, and continued growing distribution with current and new distribution partners.
In addition, UpSNAP built out the Mobile Advertising Network Platform.

The challenges moving forward and the near-term operational goals, include:

•	Continue to grow traffic and advertising from current and new distribution Partners. In April and May 2008, two new/enhanced partnerships were signed and we expect to launch them in June.
•	Continue to control costs and increase margins. Currently, we believe we have the infrastructure and support in place to handle future growth, with minimal increase in cost.
•	Continue to build out the Mobile Advertising Network Platform. We expect advertising revenues to grow by adding more advertisers as well as more distribution partners.

INTRODUCTION

UpSNAP, Inc. and its subsidiaries are collectively referred to as UpSNAP. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in UpSNAP’s financial condition and results of operations and cash flows for the six month periods and quarters ended March 31, 2008 and 2007. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP.

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

OVERVIEW

UpSNAP provides a mobile search and entertainment platform that enables media companies to deliver their content to all mobile phones in the United States, and generates revenue from subscriptions and increasingly from mobile advertising.  UpSNAP has searchable mobile content from over 1,000 content channels and over 150 content partners. Mobile consumers are now buying more and more powerful phones with Internet features capable of sending email, running applications and browsing the Internet. According to the Pew Wireless Internet Access study in February 2007, as many as 25% of Internet users now have a cell-phone able to access the Internet.  In the key youth demographic of 18-34, consumers are using their cell-phones as their primary method of communication and entertainment– effectively replacing their PC.

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

UpSNAP currently has one major distribution arrangement, and in order to increase sales, UpSNAP must increase its media partnerships that can actively promote offers direct to consumers, as well as continue to partner with as many of the mobile operators as possible. The carrier partner behind this major distribution agreement has seen a large turnover of customers in the last year. As a result, wireless data services revenue under this distribution arrangement have fallen approximately 60% since the beginning of the fiscal year. This customer also has terminated supporting the NASCAR program which had accounted for approximately 20% of the total revenues generated from this arrangement (although the Company’s total gross margins were not impacted by the loss of the NASCAR program due to a reduction in infrastructure costs)..

In 2007 UpSNAP signed a contract with Lincoln Financial which enables consumers to listen and search for popular shows such as the Bob and Sheri Show on demand from their mobile phones. UpSNAP has also recently signed new distribution partnerships with Cablevision, Go2 Media, Sports Byline, and Disney Radio.

In January 2006 UpSNAP derived 99% of its revenues from subscription revenue from one major US mobile operator. In our fiscal quarter January – March 2008, our dependency on this carrier has been reduced to approximately 78% of our revenues, as we move towards the more lucrative and higher margin search and advertising related revenues and the revenues from this mobile operator have fallen approximately 60% since the beginning of the fiscal year.

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

UpSNAP is looking at acquisitions and strategic partners to push this process quicker. Potential partners would include mobile marketing, loyalty schemes, advertising, mobile promotions & mobile social networking.

Principal Products and Services

UpSNAP has two principal products and services:

Mobile Entertainment Services – responsible for 74% of revenues during the quarter ended March 31, 2008

Mobile Advertising Network Platform – responsible for 26% of revenues during the quarter ended March 31, 2008

MOBILE ENTERTAINMENT SERVICES

The UpSNAP SWinG (Streaming Wireless Internet Gateway) platform enables mobile access to virtually any type of live and on-demand streaming audio content, such as radio, music, talk shows, and live sports events.  The software translates data from almost any type of common audio format, for example MP3 files, to allow it to be streamed to cell-phones capable of supporting audio streaming. If the cell-phone does not have any data services, the platform broadcasts the audio via the voice channel on the cell-phone. The SWinG platform runs on any mobile phone in the US, regardless of handset, data package or software. The SWinG platform was built over the course of 2002-2004 and is fully operational.

Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including, Disney Radio, Sporting News Radio, Lincoln Financial’s Bob and Sheri show, Troy Aikman show, Tim Brando show, Inside Track Show (NASCAR), & Batanga (Hispanic Music). The catalogue of content includes over 1,000 services, with a wide selection of content ranging from Radio Stations, music channels, to sports coverage and Podcasts. UpSNAP also developed a prototype mobile dating service, UpSNAP Hook-up.

The Company generates subscription revenues from the SWinG platform by providing the technology platform to major companies that already have a relationship with the carriers. In addition, the Company generates revenues acting as the principal in the relationship with the carriers, providing over 1,000 services.

The subscription revenues are primarily generated from mobile subscribers to premium services. Consumers subscribe to a premium service on a monthly basis. For example, in the case of the Sporting News Radio content, consumers pay $4.99 per month. The cost of the premium service is added to the consumer’s phone-bill, and the carriers pay UpSNAP after deducting their margin and associated costs. In addition, revenues are generated from mobile advertising delivered with the free content.

UpSNAP Mobile Advertising Network Platform

Recently, UpSNAP has combined its search engine suite, entertainment services, call-based Advertising service, and distribution Network into the UpSNAP Mobile Ad Network Platform.  The Platform combines premier national and local advertisers with Mobile enabled content and distribution through National Partners.

Our advertisers are aggregated from partners with traditional and mobile advertisers. These ads are then optimized, to generate the highest ROI, for the appropriate channel or content. The Platform is Multi-Modal, which means it can reach 230 Million Mobile phones via: IVR, SMS, Mobile Internet, and Data applications.

The suite of mobile search products allows consumers to find and access mobile content and service from any mobile phone in the US. The UpSNAP mobile search engine platform allows consumers to search via text message, WAP, or through Interactive Voice Response (IVR) by simply texting a keyword to a “short-code” or 5 digit telephone number, which in our case is 2SNAP (27627).  Current services include yellow pages directory assistance, sport shows and content, horoscopes, comedy, and music channels.  Consumers type in search requests e.g. “Leo” for a text horoscope. The consumer will then be offered a free horoscope, along with an advertisement to speak with an astrologer direct or hear an extended audio horoscope. While the service is free, sponsored by advertising, carrier charges may apply, depending on the consumer's contract.

Similarly, consumers looking for sports content, for example, will receive a text message advertising UpSNAP premium sports services. The short-code can also be used for Premium Text Messaging Services (PSMS) which are subscription based services directly billed by the carriers, and included on the consumer’s phone bill. UpSNAP has PSMS services provisioned for billing with most of the major US carriers including, AT&T, Sprint/Nextel, Verizon, T-Mobile and Alltel. These short-codes at present will only work on US handsets, limiting the geographic coverage of the service to those areas in the United States with cell-phone coverage. Our mobile search engine was launched live to consumers in November 2005.

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

UpSNAP delivers a variety of call-based advertising services to national advertisers and advertiser aggregators. Our proprietary, patent-pending solution employs a rich VoIP technology that allows users and merchants to directly connect from search results. These services include phone number provisioning, call tracking, call analytics, click-to-call, and other phone call-based services that enable aggregators and advertisers to utilize mobile advertising to drive calls into their businesses and to use call tracking to measure the effectiveness of their mobile advertising campaigns. Advertisers pay us a fee for each phone call we place to their call center from call-based ads we distribute on our distribution network.

Our Pay-Per-Call advertising platform technology was built in 2005, and our first pay-per-call-partnership was announced with Ingenio, who provides pay-per-call advertisers nationwide on May 4, 2006.  We rely on third party operators for our advertising.  For example if a national pizza chain were to only want to target select US cities, our third party partners would only pass us the advertising for a specific geographical locale. Since then, UpSNAP has signed up several more advertising partners, including AdValient, Third Screen Media, and Millennial Media.

Pay-Per-Call advertising is receiving a much higher margin than pay-per-click on the Internet. The average price of a pay-per-click on Google according to the Wall Street Journal was .50 cents. Pay-Per-Call, which directly bridges a consumer who is looking to buy on his cell-phone with a merchant, starts at $2 dollars a call, and goes up considerably depending on the nature of the sale. The average Pay-per-call on the Upsnap Mobile Advertising Network is $10.

DISTRIBUTION AGREEMENTS

UpSNAP’s revenues are directly affected by its distribution agreements. The distribution of our content occurs in one of two ways:

1.
Carrier or “on deck” promotion – where the carrier actually promotes the service from the menu’s on the carrier handset, bills the consumer on his mobile phone bill, and takes its cuts, and then remits the balance to UpSNAP. UpSNAP has ‘on deck’ agreements with Sprint/Nextel.  Recently, UpSNAP signed an “on deck” distribution agreement with Go2, one of the largest pure play mobile internet traffic sites in the USA.  go2MediaTM, a company focused on the growing user demand for more localized, personalized mobile content.  The goal is to further integrate the vast UpSNAP audio services into the go2 mobile portal for the benefit of go2’s base audience of millions of U.S. mobile consumers.  The initial offering utilizes go2’s one-touch calling feature to provide mobile users with quick access to audio recordings of current sports stories, scores and news.  The recordings are updated several times a day. ..

2.
Off Deck Promotion – where the consumer signs up for services at www.upsnap.com, through media partner promotions, internet advertising, affiliate marketing relationships, or other media channels directly. Revenue is generated via mobile advertising or via premium subscription which is billed via a short-code or Premium SMS (PSMS) to the consumer’s mobile phone bill. UpSNAP has billing relationships in place with most major US carriers including, AT&T, T-Mobile, Sprint/Nextel, Verizon and Alltel. Current Off deck partners include, Lincoln Financial, Cablevision’ News12, Disney Radio, Interop Technologies, Sports Byline, Sporting News, as well as hundreds of smaller radio stations.

Specifically:

 Cablevision’s News 12. The goal is to enable Cablevision customers to receive real time news, traffic and weather for the seven coverage areas surrounding New York City via their cell phones.

Disney Radio.  UpSNAP renewed it’s partnership with the Disney Family and now offers mobile users free access to live Disney Radio.  The service is available for dial-in use and also from Disney’s WAP site.

UpSNAP continues to expand their Sports offering with new products and partners:

Sports Byline USA. UpSNAP is now providing live sports talk radio feeds to mobile phone users via an agreement with Sports Byline USA. Users can listen to Sports Byline USA service on-demand for free. The Sports Byline USA network is heard on nearly 200 syndicated radio stations.

Sporting News. UpSNAP has expanded its partnership with Sporting News to offer mobile users access to two-minute Sporting News Flashes that are updated throughout the day. Sporting News Radio is a 24-hour sports radio network broadcasting live on stations from coast to coast.

Revenues and Margins

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

SELECTED FINANCIAL INFORMATION

In thousands (000’s) except for per share amounts

	Quarter Ended March 31,
	2008	2007
Net revenue	$128	$231
Net income (loss) for the quarter	$(5,829)	$(240)
Net income (loss) applicable to common shareholders	$(5,829)	$(240)
Basic and diluted income (loss) per share	$(0.25)	$(0.01)
Total assets	$206	$6,111
Shareholders’ equity	$(61)	$5,880

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2008 COMPARED WITH THE QUARTER ENDED MARCH 31, 2007

In thousands (000’s)

	Quarter Ended March 31,
	2008	2007
Sales	$128	$231
Cost of Sales	48	134
Gross Profit	79	97
Product development	26	83
Sales and marketing expenses	19	9
General and administrative	89	137
Merger costs	307
Stock based compensation	119	25
Impairment of Goodwill	4,678
Impairment of Intangible Asets	588
Amortization expense	84	84
Total Expense	5,910	337
Net operating loss	(5,830)	(240)
Net Other Income	1	0
NET LOSS	$(5,829)	$(240)

Revenue.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Quarter Ended March 31,
	2008	2007
Wireless data services	$95	$226
Advertising and other	18	5
Other	15	0
Revenue	$128	$231

Net revenue for the quarter ended March 31, 2008, decreased by $103,000, or 44.6%, compared with the same period in 2007.

The Company’s largest carrier customer, who accounted for 78% of fiscal 2008 revenues, is shifting their wireless data services customers to a technology that the Company does not currently support.  As a result, wireless data services revenue have fallen approximately 60% since the beginning of the fiscal year. This customer also has terminated supporting the NASCAR program which had accounted for approximately 20% of the revenues from this customer; although the Company’s total gross margins were not impacted by the loss of the NASCAR program due to a reduction in infrastructure costs.

Advertising revenues increased $13,000 or 260% compared with the same period in 2007 as the Company continues its efforts to shift its product mix to higher margin advertising revenues.

Cost of goods sold.   Cost of revenues for the quarter ended March 31, 2008 were $48,000, resulting in a gross profit of $79,000 (61.7%) compared to cost of revenues for the quarter ended March 31, 2007 of $134,000 and a gross profit of $97.000 (42.0%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges. The increase margin is principally due to the Company’s ability to reduce infrastructure costs that supported the wireless data services revenue and a shift in the product mix to higher margin advertising revenues.

Product development expenses.  Product development costs consist primarily of salaries and related expenses for product development personnel as well as the cost of independent contractors. Product development expenses for the quarter ended March 31, 2008 decreased by $57,000, or 68.7%, compared with the same period in 2007. Product development expenses decreased primarily due to the elimination of product development headcount.  Product development expenses are expected to remain at current levels for the next several quarters.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for marketing personnel as well as the cost of public relations efforts. Sales and marketing expenses for the quarter ended March 31, 2008 increased by $10,000 or 111.0%, compared with the same period in 2007. Sales and marketing expenses increased primarily due to the increased emphasis on marketing headcount and reduced public relations spending. Sales and marketing expenses are expected to remain at current levels for the next several quarters.

General and administrative expenses.  General and administrative expenses in the table above consist primarily of salaries and related costs for personnel as well as professional fees for legal, audit, and tax services. General and administrative expenses for the quarter ended March 31, 2008 decreased by $48,000, or 35.0%, compared with the same period in 2007. General and administrative expenses decreased primarily due to the elimination of headcount and reduced spending for audit fees and travel.

Merger Costs.  During the quarter ended March 31, 2008 the Company wrote off $307,215 in costs associated with the Mobile Greetings, Inc. merger that was terminated during the quarter.  $238,556 of these costs had been capitalized as of the year ended September 30, 2007.

Impairment Costs.  The Company is required for accounting purposes to measure the value of goodwill annually or whenever significant events that could be indicators of a change in value have occurred.  In completing our second quarter evaluation, we considered the impact of the Company’s announced termination of the proposed merger with Mobile

Greetings, Inc., the Company’s recent stock price, and other industry trends and have determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company recorded non-cash goodwill impairment charge during the quarter ended March 31, 2008 of $5.3 million.

Stock based compensation expenses.  Stock based compensation expenses consist of expenses related to the Company’s granting of stock options and restricted shares. Stock based compensation for the quarter ended March 31, 2008 included $96,000 in restricted shares paid to an investor relations firm.

Amortization of intangibles.   Amortization of intangibles for the quarter ended March 31, 2008 was $84,000 compared with $84,000 in 2007. Amortization expense is related to the value assigned to the intangible assets resultant from the XSVoice acquisition.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2008 COMPARED WITH THE SIX MONTH PERIOD ENDED MARCH 31, 2007

In thousands (000’s)

	Six Months Ended March 31,
	2008	2007
Sales	$338	$482
Cost of Sales	146	260
Gross Profit	192	221
Product development	48	169
Sales and marketing expenses	37	38
General and administrative	256	388
Merger costs	307	0
Stock based compensation	133	48
Impairment of Goodwill	4,678	0
Impairment of Intangible Asets	588	0
Amortization expense	168	235
Total Expense	6,216	877
Net operating loss	(6,024)	(656)
Net Other Income	114	0
NET LOSS	$(5,910)	$(656)

Revenue.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Six Months Ended March 31,
	2008	2007
Wireless data services	$278	$472
Advertising and other	46	8
Other	15	1
Revenue	$338	$481

Net revenue for the six month ended March 31, 2008, decreased by $143,000, or 30.3%, compared with the same period in 2007.

The Company’s largest carrier customer, who accounted for 78% of fiscal 2008 revenues, is shifting their wireless data services customers to a technology that the Company does not currently support.  As a result, wireless data services revenue have fallen approximately 60% since the beginning of the fiscal year. I

Advertising revenues increased $38,000 or 475% compared with the same period in 2007 as the Company continues its efforts to shift its product mix to higher margin advertising revenues.

Cost of goods sold.   Cost of revenues for the six month ended March 31, 2008 were $146,000, resulting in a gross profit of $192,000 (56.8%) compared to cost of revenues for the six month ended March 31, 2007 of $260,000 and a gross profit of $221,000 (45.9%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges. The increase margin is principally due to the Company’s ability to reduce infrastructure costs that supported the wireless data services revenue and shift in the revenue mix to higher margin advertising sales.

Product development expenses.  Product development costs consist primarily of salaries and related expenses for product development personnel as well as the cost of independent contractors. Product development expenses for the six month ended March 31, 2008 decreased by $121,000, or 71.6%, compared with the same period in 2007. Product development expenses decreased primarily due to the elimination of product development headcount.  Product development expenses are expected to remain at current levels for the next several six months.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for marketing personnel as well as the cost of public relations efforts. Sales and marketing expenses for the six month ended March 31, 2008 decreased by $1,000 or 2.6%, compared with the same period in 2007. Sales and marketing expenses are expected to remain at current levels for the next several six months.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related costs for personnel as well as professional fees for legal, audit, and tax services. General and administrative expenses for the six month ended March 31, 2008 decreased by $132,000, or 34.0%, compared with the same period in 2007. General and administrative expenses decreased primarily due to the elimination of headcount and reduced spending for audit fees and travel.

Merger Costs.  During the six month ended March 31, 2008 the Company wrote off the costs associated with the Mobile Greetings, Inc. merger that was terminated during the period. In prior periods, $307,215 of these costs had been capitalized as pre-merger costs.  $238,556 of these costs had been capitalized as of the year ended September 30, 2007.

Impairment Costs.  The Company is required for accounting purposes to measure the value of goodwill annually or whenever significant events that could be indicators of a change in value have occurred.  In completing our second six month evaluation, we considered the impact of the Company’s announced termination of the proposed merger with Mobile Greetings, Inc., the Company’s recent stock price, and other industry trends and have determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company recorded non-cash goodwill impairment charge during the six month ended March 31, 2008 of $5.3 million.

Stock based compensation expenses.  Stock based compensation expenses consist of expenses related to the Company’s granting of stock options and restricted shares. Stock based compensation for the six month ended March 31, 2008 included $96,000 in restricted shares paid to an investor relations firm.

Amortization of intangibles.   Amortization of intangibles for the six month ended March 31, 2008 was $168,000 compared with $235,000 in 2007. Amortization expense is related to the value assigned to the intangible assets resultant from the XSVoice acquisition. During fiscal 2007 the intangible asset value assigned to employment agreements, supplier agreements, and customer relationships became fully amortized.

Other Income and expense. For the six month ended March 31, 2008 the Company recognized $114,000 in income related to the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our cash needs from inception through March 31, 2008 with the $2,146,200 in funds acquired as part of the September – October 2005 Private Placement.  In addition, the Company raised $254,750 in February 2007 from the sale of 619,000 Series A warrants and 400,000 Series B warrants at $0.25 each.

Liquidity.   At March 31, 2008, UpSNAP had cash and cash equivalents of $36,112, compared with $19,382 at September 30, 2007, an increase of $16,730.

During the six months ended March 31, 2008, cash provided by operating activities was $85,390, consisting primarily of the net loss for the period of $5.9 million offset by non-cash charges related to:

•	amortization and depreciation charges of $168,000 and $15,000, respectively;
•	extinguishment of debt of $113,000;
•	stock based compensation of $133,000;
•	non-cash charges for impairment of intangible assets of $5.3 million, and
•	working capital changes increased cash by $219,000, consisting primarily of a decrease of $201,000 in accounts receivable.

At the date of this report we are continuing to incur losses but the Company had positive EBITDA of approximately $6,000 in March 2008. We had cash in the bank of approximately $34,000 as of May 10, 2008 and a working capital deficit of approximately $100,000. The Company continues to negotiate payment terms with its suppliers and believes that it has reached satisfactory arrangements with them.

The Company will need to continue to pursue revenue opportunities and closely monitor operations in order to generate enough cash to sustain operations and meet the payment terms negotiated with its vendors. The Company may no longer be able to continue as a going concern.

We are continuing to explore various financing alternatives, but the Company’s recent financial performance and current condition of the financial markets makes it highly improbable that it will be able to raise capital in the public markets. The Company will also continue to pursue new growth and strategic partnership opportunities.

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

In completing our six month evaluation, we considered the impact of the Company’s announced termination of the proposed merger with Mobile Greetings, Inc., the Company’s recent stock price, and other industry trends and have determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company recorded non-cash goodwill impairment charge during the six month ended March 31, 2008 of $5.3 million.

Stock Based Compensation

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended March 31, 2008 are shown in the following table:

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

OUTSTANDING SHARE DATA

The outstanding share data as at March 31, 2008 and 2007 is as follows:

	Number of shares outstanding
	2008	2007
Common shares	23,370,324	22,170,324
Options to purchase common shares	870,000	1,120,000
Warrants to purchase common shares	2,360,000	2,360,000
Debentures convertible to common shares	-	-
Accrued interest convertible to common shares	-	-

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

From the inception of our operating subsidiary, UpSNAP USA, until March 31, 2008, UpSNAP USA has had accumulated net losses of $8,986,115. Our auditors have raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. The Company incurred $307,215 in costs in attempting to close on the Merger Agreement with Mobile Greetings. In addition, the Company’s major carrier customer, which has historically accounted for more than 90% of revenues, is shifting its customers to a platform not supported by the Company and terminated the NASCAR program which accounted for approximately 20% of the revenues generated from this carrier (although the Company’s total gross margins were not impacted by the loss of the NASCAR program due to a reduction in infrastructure costs). . As a result, revenues from this carrier have fallen significantly. We expect to continue to have net operating losses until we can expand our sales channel. These continued net operating losses together with our limited working capital and the uncertainties of operating in a new industry make investing in our company a high-risk proposal.

We have limited cash resources and working capital. The private financing activity related to the merger with Mobile Greetings, Inc. was not successful, leaving us with extremely limited resources.

We have only approximately $34,200 in cash and a working capital deficit of $100,000 as of May 10, 2008. Since the private financing related to the merger with Mobile Greetings was not successful, we will need to severely restrict our activities in order to conserve cash and may need to cease operations.

Our business is difficult to evaluate because we have a limited operating history in a new industry. The adverse effects of a limited operating history include reduced management visibility into forward sales, marketing costs, customer acquisition and retention which could lead to missing targets for achievement of profitability.

UpSNAP is operating with a technology which is evolving and changing rapidly based around mobile entertainment services.

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

In September and October 2005, we raised $2,146,200 in a private placement transaction. As of the date of this report, we had approximately $34,200 in cash and cash equivalents. The Company’s current financial models indicate that the Company’s cash balances have fallen to levels that will make it difficult to sustain operations, if revenues continue to decline. The Company has no commitments for additional capital.

Our closing share price at March 31, 2008 was $0.06 per share, so any potential additional capital raise will be highly dilutive.

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

UpSNAP relies on the US mobile carriers Verizon, Sprint/Nextel, T-Mobile, and AT&T to sell its products and collect revenues which are then passed onto UpSNAP. These arrangements may be adversely affected in the future, as it is management’s experience that carrier contracts are prone to change and re-negotiation. UpSNAP also relies on the content developers to enter into commercially reasonable relationship with the company to allow for the re-selling of the content to consumers. UpSNAP has over 150 content partners and is not dependent on any one content supplier.

We are dependent upon our executive officers, managers and other key personnel, without whose services our prospects would be severely limited leading to loss of revenue and customer acquisition.

Our success depends to a significant extent upon efforts and abilities of our key personnel, in particular our Chief Executive Officer Tony Philipp, who is currently deferring part of his salary. The loss of Tony Philipp could have a material adverse effect upon us, resulting in loss of current business relationships, strategy and planning. Competition for highly qualified personnel is intense and we may have difficulty replacing such key personnel. UpSNAP has no key man insurance in place to help alleviate the loss.

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

UpSNAP is largely dependent on one strategic relationship which has diminished by approximately 60% since the beginning of the fiscal year. We need to significantly expand our distribution channels. Failure to expand our distribution channels will result in reduced customer acquisition, and reduced revenues.

From inception, substantially all of our revenues were generated from the Sprint/Nextel Distribution relationship. During this quarter it has become apparent that cessation of the NASCAR program and the shift from the Nextel platform, which the Company supports, to the Sprint platform, which the Company does not support, will result in revenues from this customer falling more than 50% from historic levels (although the Company’s total gross margins were not impacted by the loss of the NASCAR program due to a reduction in infrastructure costs). We need to enhance our ability to find new strategic partners in order to create additional distribution channels for our products and to generate increased revenues. The Company does not have the resources to invest on an ongoing basis to expand our partner sales force. The creation of strategic partnerships requires a sophisticated sales effort targeted at the senior management of prospective partners. Given our limited budget dedicated to this effort, we can only focus on a very limited number of distribution opportunities.

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

In order to be successful and profitable, we must grow rapidly. We expect that rapid growth will put a large strain on our management team and our other resources. We may no longer have sufficient resources to manage this growth effectively leading to potential loss of customers through poor service and support.

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

We are presently able to sell and deliver information to our product carriers throughout the world, but any changes in the method of delivery of Internet broadcasting or mobile communications standards, could result in our not being able to deliver our services to some or all of our customers. We will continue to develop our technology to address emerging mobile platforms and standards to avoid this problem, but no assurance can be given that this will be accomplished in a timely manner. The Company is constrained by current resources and thus has limited funds to develop any new technology.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders which could lead to a reduced stock price.

As of the date of this quarterly report, officers, directors, and stockholders holding more than 5% of our outstanding shares collectively controlled approximately 55.8% of our outstanding common stock. As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 97,500,000 shares of common stock. As of March 31, 2008, we had outstanding 23,370,324 shares of common stock. Accordingly, we have 74,129,676 shares of common stock available for future sale subject to outstanding options and warrants.

Under our 2006 Omnibus Stock and Incentive Plan, (the “Plan”) up to 7,500,000 shares of Company Common Stock, either unissued or reacquired by the Company, are available for awards of options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors.

As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of six months may sell into the market common stock under Rule 144.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls.  As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), as defined  in Rules 13a -15(e) and 15d – 15(e) under the Exchange Act. This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Tony Philipp, and our Chief Financial Officer, Paul C. Schmidt (“CFO”).  In addition, we have discussed these matters with our board.  In this section, we present the conclusions of our CEO and CFO as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications.  Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

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

Conclusions.  Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. Additionally, there has been no change in our internal controls, (as defined in Rules 13a -15(f) and 15d – 15(f) under the Exchange Act), over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued 600,000 restricted stock grants to an investor relations firm and 50,000 restricted stock grants to its CFO. These grants were exempted from registration by reason of Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 6. EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC. (Registrant)
Date: May 15, 2008	/s/ Tony Philipp
Tony Philipp Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ Paul C. Schmidt
Paul C. Schmidt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer*

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein