Form 10QSB
period 2008-06-30
UpSnap, Inc.
filed 2008-08-13
CIK 1261019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding August 10, 2008
Common Stock ($.001 par value)	23,370,324

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended June 30, 2008

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
ITEM 1.	Selected Financial Statements
	Balance Sheet – June 30, 2008 (unaudited)	2
	Statements of Operations – Three and Nine months Ended June 30, 2008 and 2007 (unaudited)	3
	Statements of Stockholders’ Equity - (unaudited)	4
	Statements of Cash Flows – Three and Nine months Ended June 30, 2008 and 2007 (unaudited)	5
	Notes to Financial Statements (unaudited)	6
ITEM 2.	Management’s Discussion and Analysis	17
ITEM 3.	Controls and Procedures	32
	PART II - OTHER INFORMATION
ITEM 6.	Exhibits	33

Signatures		33

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UPSNAP, Inc.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008 and SEPTEMBER 30, 2007
UNAUDITED

	June 30, 2008	September 30, 2007
ASSETS
Current Assets
Cash	$21,027	$21,888
Accounts receivable	105,730	296,499
Other current assets	8,539	17,813

TOTAL CURRENT ASSETS	135,296	336,200

PROPERTY & EQUIPMENT (Note F)
Computer and office equipment	173,742	173,742
Accumulated Depreciation	(115,277)	(92,631)

NET PROPERTY & EQUIPMENT	58,465	81,111

OTHER ASSETS
Other intangibles (Note J)	-	756,584
Goodwill (Note J)	-	4,916,418
Security deposits	1,114	1,116

TOTAL ASSETS	$194,875	$6,091,429

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$255,423	$260,817
Total Other Current Liabilities	60,404	7,436

TOTAL CURRENT LIABILITIES	315,827	268,253

LONG TERM LIABILITIES
Note Payable (Note H)	-	113,500
Total Long Term Liabilities	-	113,500

TOTAL LIABILITIES	315,827	381,753

Commitments (Note G)

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 97,500,000 authorized,	23,370	22,720
issued and outstanding 23,370,324 shares at June 30, 2008
Additional paid-in capital	9,000,574	8,769,194
Accumulated deficit	(9,144,896)	(3,082,238)

TOTAL STOCKHOLDERS' EQUITY	(120,952)	5,709,676

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$194,875	$6,091,429

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
SALES AND COST OF SALES
Advertising Revenue	$22,036	$6,778	$67,906	$14,994
Revenue Share	78,925	251,695	357,720	723,950
Other	30,844	2,330	45,344	3,362
Total Sales	131,805	260,803	470,970	742,306

Cost of Sales	40,462	152,984	186,589	413,358
Gross Profit	91,343	107,819	284,381	328,948

OPERATING EXPENSES
Product development	26,219	71,236	74,233	239,884
Sales and marketing expenses	13,063	9,086	50,247	46,891
General and administrative	79,394	216,129	532,589	838,728
Merger costs	-		307,215
Stock based compensation	99,029	38,363	232,030	86,498
Impairment of Goodwill	-	-	4,677,862	-
Impairment of Intangible Asets	-	-	588,455	-
Total Expense	217,705	334,814	6,462,631	1,212,001

Net operating income	(126,362)	(226,995)	(6,178,250)	(883,053)

Other income and expense
Gain on extinguishment of debt (Note K)	-	-	113,500	-
Gain on sale of assets	1,175		2,092
Interest income	-	(1)	-	127
Net Other Income	1,175	(1)	115,592	127

NET LOSS	$(125,187)	$(226,996)	$(6,062,658)	$(882,926)

Net loss per share	$(0.01)	$(0.01)	$(0.26)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	23,720,324	22,211,991	23,091,065	21,859,605

The average shares listed below were not
included in the computation of diluted losses
per share because to do so would have been
antidilutive for the periods presented:
Warrants and options:	4,083,333	3,510,556	3,849,444	4,560,781

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD SEPTEMBER 30, 2005 to JUNE 30, 2008
UNAUDITED

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	capital	Deficit	(Deficit)
Balances, September 30, 2005	12,999,999	1,300	148,699	(186,060)	(36,061)

Shares issued in connection with reverse merger	5,788,495	17,488	2,079,623	-	2,097,112
Shares issued in connection with XSVoice acquisition	2,362,830	2,363	5,997,712	-	6,000,074
Net loss				(1,788,068)	(1,788,068)

Balances, September 30, 2006	21,151,324	21,151	8,226,034	(1,974,128)	6,273,057

Stock based compensation	150,000	150	121,829	-	121,979
Shares issued for Placement Agreement	400,000	400	167,600		168,000
Exercise of Series A Warrants	1,019,000	1,019	253,731		254,750
Net loss	-	-	-	(1,108,110)	(1,108,110)

Balances, September 30, 2007	22,720,324	22,720	8,769,194	(3,082,238)	5,709,676

Stock based compensation	650,000	650	231,380		232,030
Net loss	-	-	-	(6,062,658)	(6,062,658)

Balances, June 30, 2008	23,370,324	$23,370	$9,000,574	$(9,144,896)	$(120,952)

The accompanying notes are an integral part of these unaudited financial statements

UPSNAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
UNAUDITED

	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,062,658)	$(882,925)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	22,646	37,710
Amortization of intangibles	168,130	318,820
Stock based compensation	232,030	86,498
Extinguishment of debt	(113,500)	-
Impairment of goodwill	4,677,862
Impairment of intangibles	588,455
Merger costs written off	307,215
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES:
Accounts receivable	190,770	(10,753)
Other current assets	9,274	(6,665)
Accounts payable and accrued expenses	(11,337)	(27,511)
Other current liabilities	58,911	27,869

NET CASH USED FOR OPERATING ACTIVITIES	67,798	(456,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for costs related to Mobile Greetings merger	(68,660)	-
Purchase of equipment	-	(7,435)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(68,660)	(7,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	-	254,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	254,750

NET INCREASE IN CASH	(862)	(209,642)

CASH, beginning of period	21,889	380,797
CASH, end of period	$21,027	$171,155

Taxes paid	$-	$-
Interest paid	$-	$-

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of UPSNAP, INC. and its subsidiaries as of June 30, 2008 and the results of their operations for the three and Nine month periods ended June 30, 2008 and 2007 and their cash flows for the Nine months ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2008 and 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Accounting Policy for Impairment of Intangible Assets

The Company is required for accounting purposes to measure the value of goodwill annually or whenever significant events that could be indicators of a change in value have occurred.  In completing our evaluation for the quarter ended March 31, 2008, we considered the impact of the Company’s announced termination of the proposed merger with Mobile Greetings, Inc., the Company’s recent stock price, and other industry trends and have determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company determined to write off all of the goodwill, recording a non-cash goodwill impairment charge of $5.3 million during the quarter ended March 31, 2008.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Advertising costs

The Company expenses all advertising as incurred. For the Nine month periods ended June 30, 2008 and 2007 the Company incurred advertising expenses of $2,430 and $3,907 respectively.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting
Principles. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements.

During May 2008, the FASB issued SFAS 163, "Accounting for Financial Guarantee Insurance Contracts." SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises". SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application not permitted. The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

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

Compensation expense for restricted stock is recognized on the date of the grant at the closing price of the stock on the date of the grant. The Company granted 650,000 and 20,000 restricted shares respectively for the Nine month periods ended June 30, 2008 and 2007 and recognized stock compensation expense of $104,000 and $7,900 respectively.

We use the Black-Scholes option valuation model to value option awards under SFAS No. 123(R). The Company currently has awards outstanding with only service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Our statement of operations for the Nine month periods ended June 30, 2008 and 2007 included stock-based compensation expense for stock options of $232,030 and $86,498, respectively.

On May 14, 2008, the Board of Directors approved the repricing of all outstanding stock options to an exercise price of $0.10 per share of common stock, which was the closing price on May 13, 2008.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.4 years was approximately $286,246 at June 30, 2008.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended June 30, 2008 are shown in the following table:

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

A summary of the time-based stock awards as of June 30, 2008, and changes during the quarter ended June 30, 2008, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2007	720,000	$0.10

Granted	1,850,000	$0.10

Forfeited or expired	(100,000)	$-

Outstanding June 30, 2008	2,470,000	$0.10

Exercisable at June 30, 2008	947,083	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at June 30, 2008:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years

$0.100	2,470,000	9.26

	2,470,000	9.26

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price

$0.100	947,083	$0.100

	947,083

The exercise price of stock options granted during the Nine months ended June 30, 2008 was equal to the market price of the underlying common stock on the grant date.

There was no aggregate intrinsic value as of June 30, 2008. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

A summary of warrant activity for the nine month period ended June 30, 2008 is as follows:

Series B

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2007	1,800,000	$1.10	1,800,000	$1.10
Granted	-
Expired	-
Exercised	-	$-		$-

Outstanding, June 30, 2008	1,800,000	$1.10	1,800,000	$1.10

Viant

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, September 30, 2007	560,000	$0.90	560,000	$0.90
Granted	-
Exercised	-

Outstanding, June 30, 2008	560,000	$0.90	560,000	$0.90

At June 30, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of		Average	Remaining	Number	Average
Warrant	Number of	Exercise	Contractual	Of	Exercise
Exercise Price	Warrants	Price	Life	Warrants	Price
$1.10	1,800,000	$1.10	2.28	1,800,000	$1.10
$0.90	560,000	$0.90	2.37	560,000	$0.90
	2,360,000			2,360,000

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

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations from inception through June 30, 2008 totaling $9,144,895 and as of June 30, 2008, has had limited revenues from operations. These factors raise substantial uncertainty about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E - CONCENTRATION OF CREDIT RISK

For the Nine month period ended June 30, 2008, our largest customer accounted for approximately 73% of sales.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of June 30	As of June 30
	2008	2007
Fixed Assets
Computer and office equipment	$169,742	$169,742
Office Equipment	1,000	1,000
Office Furniture	3,000	3,000
Accumulated Depreciation	(115,277)	(79,923)
Total Fixed Assets	$58,465	$93,819

Depreciation expense for the quarters ended June 30, 2008 and 2007 was $7,521 and $ 12,570, respectively. The estimated service lives of property and equipment are 3 – 7 years.

NOTE G – COMMITMENTS

In March 2008, the Company began a lease for approximately 1,800 square feet of office space. The lease extends through February 28, 2009 at a rate of $1,500 per month. Future maturities associated with this commitment are as follows:

Fiscal Year	Amount
2008	$4,500
2009	$7,500

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
In addition, UpSNAP continued to build out the Mobile Advertising Network Platform.

The challenges moving forward and the near-term operational goals, include:

•	Continue to grow traffic and advertising from current and new distribution Partners. In April and May 2008, two new/enhanced partnerships were signed and we expect to launch them in June.
•
Continue to control costs and increase margins. Currently, we believe we have the infrastructure and support in place to handle future growth, with minimal increase in cost but there is still a need to decrease cost in order to reach profitability.

•	Continue to build out the Mobile Advertising Network Platform. We expect advertising revenues to grow by adding more advertisers as well as more distribution partners.

In order to reduce expenses, the CEO continued to defer part of his salary.

Upsnap continues advanced discussions with potential strategic partners/merger and acquisition targets.

INTRODUCTION

UpSNAP, Inc. and its subsidiaries are collectively referred to as UpSNAP. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in UpSNAP’s financial condition and results of operations and cash flows for the Nine month periods and quarters ended June 30, 2008 and 2007. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP.

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

Mobile data revenues will increase by a compound annual growth rate of 16% from $24 billion in 2007 to over $100 billion in 2017 according to a new forecast issued by financial intelligence firm SNL Kagan.

UpSNAP management believes that this paid content subscription model will start to migrate to a search and advertising driven model over time. Most mass media business models have started as subscription only, and then migrated with the increasing reach of consumers into advertising driven services. As John Templeton said: “History never repeats itself, but it often rhymes.”

UpSNAP has built a search and advertising driven business model, which enables UpSNAP and its media and carrier partners to generate revenue from advertising, rather than from the content subscription. UpSNAP believes that it is very well positioned to take advantage of the enormous consumer demand for mobile content and entertainment. A 2006 study from Shosteck Group showed that revenues from Mobile advertising could reach $9.6 billion by 2010. Consumers will also increasing need quick and convenient ways to search for all the latest content they can consume on their mobile phone.

UpSNAP currently has one major distribution arrangement, and in order to increase sales, UpSNAP must increase its media partnerships that can actively promote offers direct to consumers, as well as continue to partner with as many of the mobile operators as possible. The carrier partner behind this major distribution agreement has seen a large turnover of customers in the last year. As a result, wireless data services revenue under this distribution arrangement have fallen approximately 46.3% since the beginning of the fiscal year.

UpSNAP has also recently signed new distribution partnerships with Cablevision, Go2 Media, Sports Byline, and Disney Radio.

In January 2006 UpSNAP derived 99% of its revenues from subscription revenue from one major US mobile operator. In our fiscal quarter April – June 2008, our dependency on this carrier has been reduced to approximately 78% of our revenues, as we move towards the more lucrative and higher margin search and advertising related revenues and the revenues from this mobile operator have fallen approximately 46.3% since the beginning of the fiscal year.

Media companies and Advertising Agencies are hopeful that mobile advertising can obtain the massive reach numbers of a TV campaign, combined with the direct response and tracking potential of the Internet.  Emarketer predicts that U.S. mobile ads will grow to $4.75 billion by 2011. However, mobile marketing is still in its infancy as they struggle with the right forms of direct marketing, privacy issues, and how to structure mobile advertising deals. The pace of our deal making activities with the media companies has been much slower than we would have liked.

UpSNAP is looking at acquisitions and strategic partners to push this process quicker and create new shareholder value Potential partners would include mobile marketing, loyalty schemes, advertising, mobile promotions & mobile social networking.

Principal Products and Services

UpSNAP has two principal products and services:

Mobile Entertainment Services – responsible for 78% of revenues during the quarter ended June 30, 2008

Mobile Advertising Network Platform – responsible for 22% of revenues during the quarter ended June 30, 2008

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

Our catalog of free and premium streaming audio content delivers compelling content from some of the world’s premier brands including, Disney Radio, Sporting News Radio, Lincoln Financial’s Bob and Sheri show, Troy Aikman show, Tim Brando show, Inside Track Show (NASCAR), Cablevision. The catalogue of content includes over 1,000 services, with a wide selection of content ranging from Radio Stations, Business News, music channels, to sports coverage and SOAP Digest. UpSNAP also developed a prototype mobile dating service, UpSNAP Hook-up. The platform has also been optimized for iPhone.

The Company generates revenues from the SWinG platform by providing the technology platform to major companies that already have a relationship with the carriers or by acting as the principal in the relationship with the carriers.

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

Our advertisers are aggregated from partners with traditional and mobile advertisers. These ads are then optimized, to generate the highest ROI, for the appropriate channel or content. The Platform is Multi-Modal, which means it can reach 230 Million Mobile phones via: IVR, SMS, and Mobile Internet.

The suite of mobile search products allows consumers to find and access mobile content and service from any mobile phone in the US. The UpSNAP mobile search engine suite allows consumers to search via text message, WAP, or through Interactive Voice Response (IVR) by simply texting a keyword to a “short-code” or 5 digit telephone number, which in our case is 2SNAP (27627).  Current services include yellow pages directory assistance, sport shows and content, horoscopes, comedy, and music channels.  Consumers type in search requests e.g. “Leo” for a text horoscope. The consumer will then be offered a free horoscope, along with an advertisement to speak with an astrologer direct or hear an extended audio horoscope. While the service is free, sponsored by advertising, carrier charges may apply, depending on the consumer's contract.

Similarly, consumers looking for sports content, for example, will receive a text message advertising UpSNAP premium sports services. The short-code can also be used for Premium Text Messaging Services (PSMS) which are subscription based services directly billed by the carriers, and included on the consumer’s phone bill. UpSNAP has PSMS services provisioned for billing with most of the major US carriers including, AT&T, Sprint/Nextel, Verizon, T-Mobile and Alltel. These short-codes at present will only work on US handsets, limiting the geographic coverage of the service to those areas in the United States with cell-phone coverage. Our mobile search engine suite was launched live to consumers in November 2005.

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

Our Pay-Per-Call advertising platform technology was built in 2005, and our first pay-per-call-partnership was announced with Ingenio, who provides pay-per-call advertisers nationwide on May 4, 2006.  Since we rely on third party operators for our advertising,  UpSNAP continues to sign up more advertising partners, including AdValient, Third Screen Media, and Millennial Media. In the last quarter, UpSNAP added several more national advertising partners.

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

DISTRIBUTION AGREEMENTS

UpSNAP’s revenues are directly affected by its distribution agreements. The distribution of our content occurs in one of two ways:
1.
Carrier or “on deck” promotion – where the carrier actually promotes the service from the menu’s on the carrier handset, bills the consumer on his mobile phone bill, and takes its cuts, and then remits the balance to UpSNAP. UpSNAP has ‘on deck’ agreements with Sprint/Nextel.  Recently, UpSNAP signed an “on deck” distribution agreement with Go2, one of the largest pure play mobile internet traffic sites in the USA.  go2MediaTM, a company focused on the growing user demand for more localized, personalized mobile content.  The goal is to further integrate the vast UpSNAP audio services into the go2 mobile portal for the benefit of go2’s base audience of millions of U.S. mobile consumers.  The initial offering utilizes go2’s one-touch calling feature to provide mobile users with quick access to audio recordings of current sports stories, scores and news.  The recordings are updated several times a day. .

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

Sporting News. UpSNAP has expanded its partnership with Sporting News to offer mobile users access to two-minute Sporting News Flashes that are updated throughout the day. Sporting News Radio is a 24-hour sports radio network broadcasting live on stations from coast to coast. In addition, a new service will be launched in conjunction with one of our distribution partners and several carriers.

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

SELECTED FINANCIAL INFORMATION

In thousands (000’s) except for per share amounts

	Quarter Ended June 30,
	2008	2007
Net revenue	$132	$261
Net income (loss) for the quarter	$(125)	$(227)
Net income (loss) applicable to common shareholders	$(125)	$(227)
Basic and diluted income (loss) per share	$(0.01)	$(0.01)
Total assets	$195	$5,982
Shareholders’ equity	$(121)	$5,731

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2008 COMPARED WITH THE QUARTER ENDED JUNE 30, 2007

In thousands (000’s)

	Quarter Ended June 30,
	2008	2007
Sales	$132	$261
Cost of Sales	40	153
Gross Profit	91	108
Product development	26	71
Sales and marketing expenses	13	9
General and administrative	79	132
Merger costs	0
Stock based compensation	99	38
Impairment of Goodwill	0
Impairment of Intangible Asets	0
Amortization expense	0	84
Total Expense	218	335
Net operating loss	-126	-227
Net Other Income	1	0
NET LOSS	$(125)	$(227)

Revenue.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Quarter Ended June 30,
	2008	2007
Wireless data services	$79	$252
Advertising and other	22	9
Other	31	2
Revenue	$132	$261

Net revenue for the quarter ended June 30, 2008, decreased by $129,000, or 49.4%, compared with the same period in 2007.

The Company’s largest carrier customer, who accounted for 78% of fiscal 2008 revenues, is shifting their wireless data services customers to a technology that the Company does not currently support. As a result, wireless data services revenue have fallen approximately 46.3% since the beginning of the fiscal year. This customer also has terminated supporting the NASCAR program which had accounted for approximately 20% of the revenues from this customer; although the Company’s total gross margins were not impacted by the loss of the NASCAR program due to a reduction in infrastructure costs.

Advertising revenues increased $13,000 or 145% compared with the same period in 2007 as the Company continues its efforts to shift its product mix to higher margin advertising revenues.

Cost of goods sold.   Cost of revenues for the quarter ended June 30, 2008 were $40,000, resulting in a gross profit of $91,000 (68.9%) compared to cost of revenues for the quarter ended June 30, 2007 of $153,000 and a gross profit of $108,000 (41.3%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges. The increase margin is principally due to the Company’s ability to reduce infrastructure costs that supported the wireless data services revenue and a shift in the product mix to higher margin advertising revenues.

Product development expenses.  Product development costs consist primarily of salaries and related expenses for product development personnel as well as the cost of independent contractors. Product development expenses for the quarter ended June 30, 2008 decreased by $45,000, or 63.4%, compared with the same period in 2007. Product development expenses decreased primarily due to the elimination of product development headcount.  Product development expenses are expected to remain at current levels for the next several quarters.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for marketing personnel as well as the cost of public relations efforts. Sales and marketing expenses for the quarter ended June 30, 2008 increased by $4,000 or 44.4.0%, compared with the same period in 2007. Sales and marketing expenses increased primarily due to the increased emphasis on marketing headcount and reduced public relations spending. Sales and marketing expenses are expected to remain at current levels for the next several quarters.

General and administrative expenses.  General and administrative expenses in the table above consist primarily of salaries and related costs for personnel as well as professional fees for legal, audit, and tax services. General and administrative expenses for the quarter ended June 30, 2008 decreased by $53,000, or 40.2%, compared with the same period in 2007. General and administrative expenses decreased primarily due to the elimination of headcount and reduced spending for audit fees and travel.

Stock based compensation expenses.  Stock based compensation expenses consist of expenses related to the Company’s granting of stock options and restricted shares.

Amortization of intangibles.   Amortization of intangibles for the quarter ended June 30, 2008 was $0 compared with $84,000 in 2007. Amortization expense is related to the value assigned to the intangible assets resultant from the XSVoice acquisition. These intangible assets were written off during the quarter ended March 31, 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED WITH THE NINE MONTH PERIOD ENDED JUNE 30, 2007

In thousands (000’s)

	Nine months Ended June 30,
	2008	2007
Sales	$471	$742
Cost of Sales	187	413
Gross Profit	284	329
Product development	74	240
Sales and marketing expenses	50	47
General and administrative	364	520
Merger costs	307	0
Stock based compensation	232	86
Impairment of Goodwill	4,678	0
Impairment of Intangible Asets	588	0
Amortization expense	168	319
Total Expense	6,463	1,212
Net operating loss	-6,178	-883
Net Other Income	116	0
NET LOSS	$(6,063)	$(883)

Revenue.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Nine months Ended June 30,
	2008	2007
Wireless data services	$358	$724
Advertising and other	68	15
Other	45	3
Revenue	$471	$740

Net revenue for the Nine month ended June 30, 2008, decreased by $269,000, or 37.2%, compared with the same period in 2007.

The Company’s largest carrier customer, who accounted for 78% of fiscal 2008 revenues, is shifting their wireless data services customers to a technology that the Company does not currently support. As a result, wireless data services revenue have fallen approximately 46.3% since the beginning of the fiscal year.

Advertising revenues increased $48,000 or 320% compared with the same period in 2007as the Company continues its efforts to shift its product mix to higher margin advertising revenues.

Cost of goods sold.   Cost of revenues for the Nine month ended June 30, 2008 were $187,000, resulting in a gross profit of $284,000 (60.3%) compared to cost of revenues for the Nine month ended June 30, 2007 of $413,000 and a gross profit of $329,000 (44.3%). Costs of revenues were primarily fees paid to the Company’s content providers; royalty payments for the music content, server farm, and call connect charges. The increase margin is principally due to the Company’s ability to reduce infrastructure costs that supported the wireless data services revenue and shift in the revenue mix to higher margin advertising sales.

Product development expenses.  Product development costs consist primarily of salaries and related expenses for product development personnel as well as the cost of independent contractors. Product development expenses for the Nine month ended June 30, 2008 decreased by $166,000, or 69.2%, compared with the same period in 2007. Product development expenses decreased primarily due to the elimination of product development headcount.  Product development expenses are expected to remain at current levels for the next several months.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for marketing personnel as well as the cost of public relations efforts. Sales and marketing expenses for the Nine month ended June 30, 2008 increased by $3,000 or 6.3%, compared with the same period in 2007. Sales and marketing expenses are expected to remain at current levels for the next several months.

General and administrative expenses.  General and administrative expenses in the table above consist primarily of salaries and related costs for personnel as well as professional fees for legal, audit, and tax services. General and administrative expenses for the Nine month ended June 30, 2008 decreased by $156,000, or 30.0%, compared with the same period in 2007. General and administrative expenses decreased primarily due to the elimination of headcount and reduced spending for audit fees and travel.

Merger Costs.  During the Nine month ended June 30, 2008 the Company wrote off the costs associated with the Mobile Greetings, Inc. merger that was terminated during the period. In prior periods, $307,215 of these costs had been capitalized as pre-merger costs. $238,556 of these costs had been capitalized as of the year ended September 30, 2007.

Impairment Costs.  The Company is required for accounting purposes to measure the value of goodwill annually or whenever significant events that could be indicators of a change in value have occurred.  In completing our second Nine month evaluation, we considered the impact of the Company’s announced termination of the proposed merger with Mobile Greetings, Inc., the Company’s recent stock price, and other industry trends and have determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company recorded non-cash goodwill impairment charge during the Nine month ended June 30, 2008 of $5.3 million.

Stock based compensation expenses.  Stock based compensation expenses consist of expenses related to the Company’s granting of stock options and restricted shares. Stock based compensation for the Nine month ended June 30, 2008 included $96,000 in restricted shares paid to an investor relations firm.

Amortization of intangibles.   Amortization of intangibles for the Nine month ended June 30, 2008 was $168,000 compared with $319,000 in 2007. Amortization expense is related to the value assigned to the intangible assets resultant from the XSVoice acquisition. During fiscal 2007 the intangible asset value assigned to employment agreements, supplier agreements, and customer relationships became fully amortized. These intangible assets were written off during the quarter ended March 31, 2008.

Other Income and expense. For the Nine month ended June 30, 2008 the Company recognized $114,000 in income related to the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our cash needs from inception through June 30, 2008 with the $2,146,200 in funds acquired as part of the September – October 2005 Private Placement.  In addition, the Company raised $254,750 in February 2007 from the sale of 619,000 Series A warrants and 400,000 Series B warrants at $0.25 each.

Liquidity.   At June 30, 2008, UpSNAP had cash and cash equivalents of $21,027, compared with $21,888 at September 30, 2007.

During the Nine months ended June 30, 2008, cash provided by operating activities was $67,799, consisting primarily of the net loss for the period of $6.1 million offset by non-cash charges related to:
•	amortization and depreciation charges of $168,000 and $23,000, respectively;
•	extinguishment of debt of $113,000;
•	stock based compensation of $232,000;
•	non-cash charges for impairment of intangible assets of $5.3 million, and
•	working capital changes increased cash by $248,000, consisting primarily of a decrease of $191,000 in accounts receivable and a $59,000 increase in accrued expenses.

At the date of this report we are continuing to incur losses. The Company averaged a negative $6,000 per month in EBITDA for the quarter ended June 30, 2008. We had cash in the bank of approximately $62,000 as of August 2, 2008 and a working capital deficit of approximately $181,000. The Company continues to negotiate payment terms with its suppliers and believes that it has reached satisfactory arrangements with them.

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

In completing our Nine month evaluation, we considered the impact of the Company’s announced termination of the proposed merger with Mobile Greetings, Inc., the Company’s recent stock price, and other industry trends and have determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company recorded non-cash goodwill impairment charge during the Nine month period ended June 30, 2008 of $5.3 million.

Stock Based Compensation

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended June 30, 2008 are shown in the following table:

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

OUTSTANDING SHARE DATA

The outstanding share data as at June 30, 2008 and 2007 is as follows:

	Number of shares outstanding
	2008	2007
Common shares	23,370,324	22,170,324
Options to purchase common shares	2,470,000	1,240,000
Warrants to purchase common shares	2,360,000	2,360,000
Debentures convertible to common shares	-	-
Accrued interest convertible to common shares	-	-

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

From the inception of our operating subsidiary, UpSNAP USA, until June 30, 2008, UpSNAP USA has had accumulated net losses of $9,144,895. Our auditors have raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. The Company incurred $307,215 in costs in attempting to close on the Merger Agreement with Mobile Greetings. In addition, the Company’s major carrier customer, which has historically accounted for more than 90% of revenues, is shifting its customers to a platform not supported by the Company and terminated the NASCAR program which accounted for approximately 20% of the revenues generated from this carrier (although the Company’s total gross margins were not impacted by the loss of the NASCAR program due to a reduction in infrastructure costs). . As a result, revenues from this carrier have fallen significantly. We expect to continue to have net operating losses until we can expand our sales channel. These continued net operating losses together with our limited working capital and the uncertainties of operating in a new industry make investing in our company a high-risk proposal.

We have limited cash resources and working capital. The private financing activity related to the merger with Mobile Greetings, Inc. was not successful, leaving us with extremely limited resources.

We have only approximately $62,000 in cash and a working capital deficit of $181,000 as of August 2, 2008. Since the private financing related to the merger with Mobile Greetings was not successful, we will need to severely restrict our activities in order to conserve cash and may need to cease operations.

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

Our closing share price at June 30, 2008 was $0.04 per share, so any potential additional capital raise will be highly dilutive.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 97,500,000 shares of common stock. As of June 30, 2008, we had outstanding 23,370,324 shares of common stock. Accordingly, we have 74,129,676 shares of common stock available for future sale subject to outstanding options and warrants.

Under our 2006 Omnibus Stock and Incentive Plan, (the “Plan”) up to 7,500,000 shares of Company Common Stock, either unissued or reacquired by the Company, are available for awards of options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors.

As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of Nine monthNine months may sell into the market common stock under Rule 144.

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

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), as defined in Rules 13a -15(e) and 15d - 15(e) under the Exchange Act. This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Tony Philipp, and our Chief Financial Officer, Paul C. Schmidt (“CFO”). In addition, we have discussed these matters with our board. In this section, we present the conclusions of our CEO and CFO as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. Additionally, there has been no change in our internal controls, (as defined in Rules 13a -15(f) and 15d - 15(f) under the Exchange Act), over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II –  OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC. (Registrant)

Date: August 13, 2008	/s/ Tony Philipp

Tony Philipp Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2008	/s/ Paul C. Schmidt

Paul C. Schmidt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Tony Phillips, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul C. Schmidt, Chief Financial Officer*

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein