Form 10-Q
period 2008-10-31
UpSnap, Inc.
filed 2008-12-23
CIK 1261019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File No. 000-50560

UPSNAP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0118697
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

c/o Duratech Group Inc., 2930 9th Avenue North, Lethbridge, Alberta, Canada T1H 5E4

(Address of Principal Executive Offices)

(403) 320-1778

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding November 30, 2008
Common Stock ($.001 par value)	73,719,666

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

REPORTS  TO  SECURITY  HOLDERS

We are a reporting company under the requirements of the  Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This quarterly report contains the required audited financial statements. We are  not  required  to deliver a quarterly report to security holders and will not voluntarily  deliver  a  copy  of  the  quarterly  report to security holders, except in connection with our annual meeting of shareholders.  The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 100 F Street, N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

The rest of this page is left intentionally blank

UPSNAP, INC.
FORM 10-QSB

For the Quarter ended October 31, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of UpSnap, Inc. (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with September 30, 2007 audited financial statements of the Company and notes thereto as included in Company’s Form 10-KSB filed on January 15, 2008, and in conjunction with the January 31, 2008 audited financial statements of Duratech Group Inc. and the notes thereto as included in the Company’s Current Report on Form 8-K filed on September 24, 2008.

UpSnap, Inc.
Consolidated Balance Sheet

As of
October 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-
Accounts Receivable	653,344
Other Receivables	130,476
Inventory	2,765,026
TOTAL CURRENT ASSETS	3,548,846

OTHER ASSETS	1,103,156
PROPERTY, PLANT, AND EQUIPMENT, NET	342,150

TOTAL ASSETS	$4,994,152

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$354,207
Notes Payable, current	2,590,170
Shareholder Notes Payable, current	817,579
Accounts Payable	914,124
Customer Deposits	434,691
TOTAL LIABILITIES	5,110,771

STOCKHOLDERS' EQUITY/(DEFICIT)
Share Capital	47,776
Paid in Capital	546,249
Premium on Redemption of Shares	(27,207)
Retained Earnings/(Accumulated Deficit)	(683,437)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(116,619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$4,944,152

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc.
Consolidated Statement of Operations

For Three-months ended October 31,
2008
SALES AND COST OF SALES
Sales	$2,238,649
Cost of Sales	1,377,128
Gross Profit	861,520

EXPENSES
Selling, general and administrative	231,398
Payroll Expense	528,454
Bad Debt Expense	317
Interest	70,841
Depreciation	-
TOTAL EXPENSES	831,010

Net Income/(Loss) from Operations	30,510

OTHER INCOME/(EXPENSE)
Gain on Disposal	-
Other Income	-
Interest Income	2,851
NET OTHER INCOME/(EXPENSE)	2,851

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	33,361

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(2,684)

COMPREHENSIVE INCOME (LOSS)	30,677

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc.
Consolidated Statement of Operations

For Nine-months ended October 31,
2008
SALES AND COST OF SALES
Sales	$4,278,661
Cost of Sales	2,857,922
Gross Profit	1,420,739

EXPENSES
Selling, general and administrative	600,443
Payroll Expense	1,201,732
Bad Debt Expense	320
Interest	154,230
Depreciation	-
TOTAL EXPENSES	1,956,725

Net Income/(Loss) from Operations	(535,986)

OTHER INCOME/(EXPENSE)
Gain on Disposal	-
Other Income	-
Interest Income	3,806
NET OTHER INCOME/(EXPENSE)	3,806

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(532,180)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	47,898

COMPREHENSIVE INCOME (LOSS)	(484,282)

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc.
Consolidated Statement of Cash Flows

For the Nine-months ended October 31,
2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss) from continued operations	$(484,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-
Bad Debt Expense	320
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(97,533)
(Increase)/Decrease in Other Receivable	(130,476)
(Increase)/Decrease in Inventories	(572,011)
Increase/(Decrease) in Bank Overdraft	(185,112)
Increase/(Decrease) in Accounts Payable and Accrued Expenses	623,538
Increase/(Decrease) In Customer Deposits	381,009
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(464,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Other Assets	(973,156)
Purchase of Property, Plant, and Equipment	(151,181)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,124,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(Payment) of Notes Payable and Loans	992,846
Proceeds/(Payment) of Shareholder Loans	154,836
Proceeds from Long-term Debt	-
Proceeds from Shareholder Loans	-
Proceeds from Conversion of Shareholder debt to Equity	598,409
Proceeds/(Payment) of Buying Equity in Acquisition	-
Proceeds/(Payment) from Share Redemption	(27,207)
Payment for UpSnap Acquisition	(130,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,588,884

NET INCREASE IN CASH AND CASH EQUIVALENTS	-
CASH AND CASH EQUIVALENTS:
Beginning of Period	-

End of Period	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$154,230
Taxes	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

UpSnap, Inc. (“UpSnap” or “the Company”) was incorporated on July 24, 2003 under the laws of the State of Nevada.  The Company was a Development Stage Company, as defined by the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

On August 29, 2008, UpSnap Inc. (the “Registrant”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Registrant; Tony Philipp, an officer, director and shareholder of Registrant (“Philipp”); Duratech Group Inc., an Alberta, Canada corporation (“Duratech”) and the shareholders of Duratech (“Duratech Shareholders”), including Peter Van Hierden, a citizen of Alberta, Canada and owner directly or indirectly of approximately 96% of the share capital of Duratech (“Van Hierden”).

Upon closing of the share exchange transaction (the “Share Exchange”) on September 17, 2008, the Duratech Shareholders transferred all of their shares of common stock in Duratech to the Registrant in exchange for an agreement to issue to them an aggregate of 50,349,342 shares of Common Stock of the Registrant, resulting in Duratech becoming a majority owned subsidiary of the Registrant. In addition, P&R Gateway Developments Inc. and 1371009 Alberta Ltd., fifty percent (50%) owned joint venture companies of Duratech became indirectly controlled by the Registrant.

As part of the Share Exchange, the Duratech Shareholders were issued options to purchase 18,950,334 shares of the Registrant’s Common Stock in substitution for options to purchase 2,235,610 shares of Duratech common stock which they owned prior to the transaction. In order to facilitate the exercise of these new options, the Registrant has agreed to hold 18,950,334 shares of Common Stock in reserve, and instead issue the balance of 50,349,342 shares to the Duratech Shareholders pro rata pursuant to the Share Exchange Agreement.

The shares of Duratech common stock, par value $0.05 per share, are validly issued, fully paid, and nonassessable, and represent one hundred percent (100%) of the common equity ownership of Duratech, and the Duratech Shareholders are the sole record and beneficial owners thereof.  The Duratech common stock represents sixty-five percent (65%) of the issued and outstanding equity capitalization of Duratech, with the other thirty-five percent (35%) consisting of two series of preferred stock, one currently issued to three individuals and outstanding, and the other issued to Van Hierden and Duratech Shareholders on the Closing Date (as defined in the Share Exchange Agreement). Both of the series have a par value of $1.00 per share. The first series, which is currently outstanding and consists of 158,096 shares of Preferred Non-Voting stock, and has a $1.00 liquidation preference, is not entitled to any dividend or conversion privilege, and is to be liquidated in three years. The second series, which is a new series issued to Van Hierden and Duratech Shareholders as of the Closing Date, consists of 3,198,362 shares of preferred stock and is entitled to one vote per share, has a $1.00 liquidation preference and is not be entitled to any dividend or conversion privilege. In addition, holders of options to purchase Duratech common stock were granted options to purchase an additional 1,203,790 shares of this second series of preferred stock.  All of the outstanding Duratech share capital was offered and sold in accordance with applicable Canadian and United States Federal and local securities laws.

After the consummation of the transactions contemplated by the Share Exchange Agreement, the Registrant, on the day after the Closing Date, consummated the sale of its assets related to its mobile information search services, subject to assumption and payment of all of the Registrant’s liabilities related to periods prior to the closing, to UpSnap Services, LLC, a North Carolina limited liability corporation (“UpSnap Services”), which is owned by Philipp, pursuant to an Asset Purchase Agreement dated as of August 29, 2008 (the “Asset Purchase Agreement”).

Duratech Group Inc. is a Canadian company that is engaged in the construction and manufacturing of homes in Alberta and Saskatchewan, Canada. As part of the reverse merger, the Registrant will cease engaging in the mobile information search services business. As a result of the Share Exchange, Duratech Group Inc. has become a majority-owned subsidiary of the Registrant.  Based upon management’s review of alternatives, the Share Exchange Agreement and the Asset Purchase Agreement present the most viable present possibility for future enhancement of shareholder value and for payment of creditors.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to SEC Form 10-QSB and Article 8 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates.  The accompanying unaudited consolidated financial statements should be read in conjunction with the September 30, 2007 audited consolidated financial statements of the Company and notes thereto as incorporated by reference in the Company’s Form 10-KSB filed on January 15, 2008 and in conjunction with the January 31, 2008 audited financial statements of Duratech Group Inc. and the notes thereto as incorporated by reference to the Company’s Current Report on Form 8-K filed on September 24, 2008.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Duratech Group Inc., incorporated under the Business Corporations Acts of Alberta, Canada.  Intercompany transactions have been eliminated in consolidation.  When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

Business Activity— UpSnap, Inc.’s principal operations following the reverse-merger are conducted through Duratech Group Inc. (previously named Duratech Contracting Inc.)  Duratech commenced operations on December 18, 2002 as a small homebuilding company constructing about 5 homes a year until Peter Van Hierden (“Van Hierden”) bought out the majority partners and took control of the operations in July, 2007.  Shortly thereafter, Mr. Van Hierden identified a synergistic opportunity to acquire a modular oil camp factory which was also in distress and acquired the company in July, 2007.  Since that time management has been able to turn both these operations around and now seeks to grow the company organically and through additional acquisitions.

Duratech’s principle operations are building manufactured and stick-built homes and modular oil camps in Alberta and Saskatchewan, Canada which are experiencing very rapid growth primarily because of commodities such as oil, uranium and diverse mining.

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan.  The Company has four principal products that it offers: First, the company builds on-site conventional homes; Second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; Third, the company builds modular comp sites for the oil mining industry; and Fourth, the company brings modular and manufactured homes from the United States where markets have been depressed and homes can be bought at discount prices.

On July 1st, 2007, Duratech Contracting Inc. acquired Duratech Structures Inc. (Previously known as Jobsite Structures).

In July 28, 2008, Duratech Contracting Inc. changed its name to become Duratech Group Inc.

Cash and Cash Equivalents—For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Presentation and Foreign currency translation—These consolidated financial statement have been prepared in accordance with US generally accepted accounting principles (GAAP) and translated into U.S dollars. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at October 31, 2008 was 0.831532. The average for the Nine-months ending October 31, 2008 was 0.913774 and for Three-months ending October 31, 2008 was 0.904286.

Assets and liabilities denominated in respective functional currencies are translated into United States Dollars at the exchange rate as of the balance sheet date.  The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions.  Revenues, costs, and expenses denominated in respective functional currencies are translated into United States Dollars at the weighted average exchange rate for the period.  The effects of foreign currencies translation adjustments are included as a separate component of accumulated other comprehensive income.

Revenue Recognition— Revenues from long-term construction contracts (over one year) are recognized using the completed-contract method. Revenues from short-term contracts are recognized as the work is performed and related costs are incurred. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repair costs. General and administrative costs are charged to expense as incurred.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the consolidated financial statements.

Cash and Bank overdraft—Cash consists of cash, cash equivalents and checks issued in excess of cash on deposit. Cash is put in the Bank account has a negative balance. For the purpose of the cash flow statement, Bank overdrafts are also classified as cash.

Advertising Costs—Advertising costs are expensed as incurred.  For the Nine-months ended October 31, 2008 and year ended January 31, 2008, the company incurred $16,467 and $39,019 respectively.

Net Loss per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry-forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.  The Company estimates that the fair value of all financial instruments at October 31, 2008 and 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Dividends—The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  For the years ended January 31, 2008 and 2007, no amounts were deemed uncollectible as of January 31, 2008.  Outstanding Accounts Receivable as of January 31, 2008 was $555,811 which includes a receivable due from a shareholder (related party) in the amount of $89,289.

Impairment of Long-Lived Assets— Using the guidance of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Valuation of Goodwill—In completing its second quarter evaluation (ending March 31, 2008) prior to the Company’s reverse merger with Duratech Group Inc., the Company’s management considered the impact of the Company’s announced termination of the proposed merger with Mobile Greetings, Inc., the Company’s recent stock price, and other industry trends and determined that impairment to goodwill and other intangible assets was required.  To make this determination, the Company compared the carrying value of its equity to its fair value and forecasted future cash flows generated from operations.  For purposes of this evaluation, fair value has been determined based on the recent market value of Company’s equity.  As a result of this evaluation, the Company determined to write off all of the goodwill, recording a non-cash goodwill impairment charge of $5.3 million.  See the Company’s Form 10-QSB for the period ending March 31, 2008 as filed with the SEC on May 15, 2008 for more information on this matter.

Segment reporting—The  Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Property and Equipment—Property and equipment is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment.  The following table shows the estimated useful life used for each class of fixed asset:

Asset	Estimated Useful Life
Buildings	25 years
Shed	10 years
Tools and Equipment	5 years
Small tools and equipment	4 years
Computer and Office Equipment	3 years
Automobiles	3 years
Leasehold Improvements	5 years
Computer Hardware	2.5 years

The estimated annual depreciation expense is $21,598 per year.  Total depreciation expense for the years ended January 31, 2008 and 2007 were $21,598 and $9,742 respectively.

Customer Deposits—The cash deposit received from customers when project in progress are shown in the balance sheet as current liabilities and apply against the revenue expected from customers when the project is terminated and the customers are billed. The deposit is without interest.

Recent Accounting Pronouncements — In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and it permits an entity to choose either the Amortization Method or the Fair Value Method for each class of separately recognized servicing assets and servicing liabilities.  At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115.  This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice.  This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ deficit. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the Nine-months ended October 31, 2008 and the year ended January 31, 2008 is summarized as follows:

Cash paid during the years for interest and income taxes:

	Oct. 31, 2008	Jan. 31, 2008
Interest	$154,230	$139,175
Income Taxes	$-	$-

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2008:

Asset	Cost	Accumulated Depreciation	Net Book Value
Land	$40,576	$-	$40,576
Buildings	85,323	4,812	80,511
Tools and Equipment	32,425	17,202	15,223
Small Tools and Equipment	13,084	7,586	5,498
Computer and Office Equipment	27,665	11,692	15,973
Automobiles	32,179	13,946	18,233
Leasehold Improvements	13,842	3,465	10,377
Computer Hardware	5,614	1,035	4,579
	$250,708	$59,738	$190,970

One half of the depreciation is used in the year of acquisition.

NOTE D—INCOME TAXES

For the twelve month periods ended September 30, 2007 and 2006, prior to the reverse-merger with Duratech, the Company incurred net operation losses and accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At September 30, 2007, the Company had approximately $2,972,040 of accumulated net operating losses.  The net operating loss carry-forwards, if not utilized, will begin to expire in 2022.

The components of the Company’s deferred tax asset are as follows:

	Twelve Month Period	Twelve Month Period
	Ended September 30	Ended September 30
	2007	2006
Federal and state income tax benefit	$1,040,214	$864,783
Change in valuation allowance on deferred tax assets	(1,040,214)	(864,783)
Net deferred tax assets	$-	$-

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Twelve Month Period	Twelve Month Period
	Ended September 30	Ended September 30
	2007	2006
Federal and state statutory rate	$1,040,214	$864,783
Change in valuation allowance on deferred tax assets	(1,040,214)	(864,783)
	$-	$-

In addition, the Company will have additional net operating loss carry-forwards for its operations through September 17 prior to the completion of its share exchange agreement with Duratech that are not reflected in the numbers above.  See the Company’s 10-QSB for the period ending June 30, 2008 filed on August 13, 2008 for additional information.

The Company’s principle subsidiary (Duratech Group Inc.) is subject to income taxes on income arising in or derived from the tax jurisdiction in which it is domiciled and operates (Canada).

NOTE E—NOTES PAYABLE

Description	Rate	Balance
Note due September 30, 2017	prime rate plus 1.5%	$185,362
Note due October 31, 2008	prime rate plus 2%	$101,030
Bank and lease obligations	Various	$154,012
Demand Notes (Private loans)	Various	$1,076,382
Residential Line of Credit [a]	Various	$1,073,384
		$2,590,170

 a This is a residential loan line of credit. Progress loans are available upon satisfactory inspection.

NOTE F—FINISHED GOODS AND WORK IN PROGRESS INVENTORY

Land (finished goods) and residential spec home inventory is valued at the lower of cost and net realizable value with the cost being determined on an actual cost basis. Presold residential homes in work in Progress are recorded at the difference between actual expenses incurred and expenses incurred to date.

Raw materials inventory is stated at the lowest cost, on first-in, first-out basis, and net realizable value. Periodic inventory method is used for it evaluation.

Inventories are as follows:

Raw Materials	$16,923
Work in Progress	$2,121,391
Finished Goods	$626,712
$2,765,026

NOTE G—SEGMENT REPORTING

The Company operates in one major industry segment – construction of homes.  Substantially all of the Company’s identifiable assets and operations at October 31, 2008 were located in Alberta, Canada

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies.”

NOTE H—EQUITY

OUTSTANDING SHARE DATA

The outstanding share data as at October 31, 2008 and September 30, 2007 is as follows:

	Number of shares
	outstanding
	2008	2007
Common shares	73,719,666	22,170,324
Options to purchase common shares	870,000	1,120,000
Warrants to purchase common shares	2,360,000	2,360,000
Debentures convertible to common shares	-	-
Accrued interest convertible to common shares	-	-

Shares Issued from Share Exchange Agreement

The following common shares were issued to Duratech Shareholders following the closing of the Share Exchange Agreement on September 17, 2008:

Janet Van Hierden	6,387,729
Jason Van Hierden	580,703
Peter Van Hierden	41,255,711
Brendon Van Hierden	116,141
George Sawatzky	2,009,058

Total	50,349,342

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

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.4 years was approximately $151,357 at October 31, 2008.

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended October 31, 2008 are shown in the following table:

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

A summary of the time-based stock awards as of October 31, 2008, and changes during the quarter ended October 31, 2008, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2, 570,000	$0.100

Granted	0	$-

Forfeited or expired	-	$-

Outstanding October 31, 2008	2,570,000	$0.100

Exercisable at October 31, 2008	2,570,000	$0.100

The following tables summarize information about fixed stock options outstanding and exercisable at October 31, 2008:

	Stock Options Outstanding
		Weighted
	Number of	Average
	Shares	Contractual Life
Range of Exercise Prices	Outstanding	in Years

$0.100	400,000	8.83
$0.100	300,000	8.92
$0.100	170,000	9.92
$0.100	1,700,000	10.00
	2,570,000	9.69

Stock Options Exercisable
	Number of	Weighted
	Shares	Average
Range of Exercise Prices	Exercisable	Exercise Price

$0.100	2,570,000	$0.100
$		$
$		$
2,570,000

The exercise price of stock options granted during the Nine months ended October 31, 2008 was equal to the market price of the underlying common stock on the grant date.

There was no aggregate intrinsic value as of October 31, 2008. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

A summary of warrant activity for the nine month period ended October 31, 2008 is as follows:

Series B

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted-Average Exercise Price

Outstanding, September 30, 2007	1,800,000	$1.10	1,800,000	$1.10
Granted	-
Expired	-
Exercised	-	$-		$-

Outstanding, October 31, 2008	1,800,000	$1.10	1,800,000	$1.10

Viant

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, September 30, 2007	560,000	$0.90	560,000	$0.90
Granted	-
Exercised	-

Outstanding, October 31, 2008	560,000	$0.90	560,000	$0.90

At October 31, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of		Average	Remaining	Number	Average
Warrant	Number of	Exercise	Contractual	Of	Exercise
Exercise Price	Warrants	Price	Life	Warrants	Price
$1.10	1,800,000	$1.10	2.53	1,800,000	$1.10
$0.90	560,000	$0.90	2.62	560,000	$0.90
	2,360,000			2,360,000

The Company may from time to time reduce the exercise price for any of the warrants either permanently or for a limited period or extend their expiration date.

NOTE I—COMMITMENTS/LEASES

As of October 31, 2008, the company had commitments for the acquisition of residential lots and land. The company had paid non-refundable deposits $ 26,983. This deposit is included in Accounts receivable.

NOTE J—RELATED PARTIES

The Company has an outstanding amount Due to a shareholder in the amount of $81,299.  This outstanding amount is due upon demand, is unsecured and does not bear an interest rate.  Mr Van Hierden converted a prior loan to the company into equity in Duratech prior to the reverse-merger with the Company.

NOTE K—GOING CONCERN

As shown in the accompanying financial statements, the Company had a loss for the Nine-months ended October 31, 2008.  During the years ended January 31, 2008 and 2007, the Company had a net loss of $104,735 and a net profit of $51,746 respectively. The Company has a net deficiency of $683,437.

Management believes that actions presently being taken to win more contracts, raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

All references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Share Exchange refer to the Registrant, and references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the Share Exchange refer to the Registrant and its subsidiaries.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Special cautionary statement concerning forward-looking statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

HISTORY AND BACKGROUND

UpSNAP USA Inc. was founded in April 2004 as a mobile search engine using text messaging and pay-per-call advertising. The mobile search engine helps consumers find merchants, content and local services from their mobile handset.   During 2004, the company developed its intellectual property platform, and was occupied almost solely with research and development.

On November 15, 2005, UpSNAP USA completed a reverse acquisition transaction with Manu Forti Group, Inc., or “Manu Forti” a Nevada corporation that had been formed in July 25, 2003. In connection with the reverse acquisition transaction, UpSNAP USA, Inc. became a wholly-owned subsidiary and the name was changed from Manu Forti Group Inc. to UpSNAP, Inc. The original business plan of Manu Forti was to explore mineral property in British Columbia. In the summer of 2005 Manu Forti decided that it would not be successful in that endeavor. Accordingly, Manu Forti wound down the mineral exploration business and became a shell company and sought out acquisition targets.

Over the past few years the Company has sustained continued financial losses and revenue declines as its business has grown more competitive, it has not been able to raise additional capital to expand its operations, it has recent concerns about obligations to its creditors and its continuation as a going concern, and subsequent to the termination of the proposed merger transaction with Mobile Greetings, Inc., it has explored various financing and acquisition alternatives.

In August, 2008, the management of the Registrant determined that it was in the best interests of the stockholders of the Registrant to agree to the Share Exchange and acquire Duratech Group Inc., a Canadian company that is engaged in the construction and manufacturing of homes in Alberta and Saskatchewan, Canada.  As part of the reverse merger, the Registrant will cease engaging in the mobile information search services business. As a result of the Share Exchange, Duratech Group Inc. has become a majority-owned subsidiary of the Registrant.  Based upon management’s review of alternatives, the Share Exchange Agreement and the Asset Purchase Agreement present the most viable present possibility for future enhancement of shareholder value and for payment of creditors.

The financial results summarized below are based on the Duratech Group Inc. unaudited balance sheet as of October 31, 2008 and related unaudited statements of operations and retained earnings for the Three and Nine-Months and statements of cash flows for the Nine-Months ended October 31, 2008.  For additional information on Duratech Group Inc. see the Company’s Current Report on Form 8-K filed on September 24, 2008 with audited financial statements of Duratech Group Inc. and the notes thereto for the period ending January 31, 2008.

SHARE EXCHANGE AND ASSET PURCHASE

The Share Exchange Agreement: On August 29, 2008, UpSnap Inc. (the “Registrant”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Registrant; Tony Philipp, an officer, director and shareholder of Registrant (“Philipp”); Duratech Group Inc., an Alberta, Canada corporation (“Duratech”) and the shareholders of Duratech (“Duratech Shareholders”), including Peter Van Hierden, a citizen of Alberta, Canada and owner directly or indirectly of approximately 96% of the share capital of Duratech (“Van Hierden”).

Upon closing of the share exchange transaction (the “Share Exchange”) on September 17, 2008, the Duratech Shareholders transferred all of their shares of common stock in Duratech to the Registrant in exchange for an agreement to issue to them an aggregate of 50,349,342 shares of Common Stock of the Registrant, resulting in Duratech becoming a majority owned subsidiary of the Registrant. In addition, P&R Gateway Developments Inc. and 1371009 Alberta Ltd., fifty percent (50%) owned joint venture companies of Duratech became indirectly controlled by the Registrant.

As part of the Share Exchange, the Duratech Shareholders were issued options to purchase 18,950,334 shares of the Registrant’s Common Stock in substitution for options to purchase 2,235,610 shares of Duratech common stock which they owned prior to the transaction. In order to facilitate the exercise of these new options, the Registrant has agreed to hold 18,950,334 shares of Common Stock in reserve, and instead issue the balance of 50,349,342 shares to the Duratech Shareholders pro rata pursuant to the Share Exchange Agreement.

The shares of Duratech common stock, par value $0.05 per share, are validly issued, fully paid, and nonassessable, and represent one hundred percent (100%) of the common equity ownership of Duratech, and the Duratech Shareholders are the sole record and beneficial owners thereof. The Duratech common stock represents sixty-five percent (65%) of the issued and outstanding equity capitalization of Duratech, with the other thirty-five percent (35%) consisting of two series of preferred stock, one currently issued to three individuals and outstanding, and the other issued to Van Hierden and Duratech Shareholders on the Closing Date (as defined in the Share Exchange Agreement). Both of the series have a par value of $1.00 per share. The first series, which is currently outstanding and consists of 158,096 shares of Preferred Non-Voting stock, and has a $1.00 liquidation preference, is not entitled to any dividend or conversion privilege, and is to be liquidated in three years. The second series, which is a new series issued to Van Hierden and Duratech Shareholders as of the Closing Date, consists of 3,198,362 shares of preferred stock and is entitled to one vote per share, has a $1.00 liquidation preference and is not be entitled to any dividend or conversion privilege. In addition, holders of options to purchase Duratech common stock were granted options to purchase an additional 1,203,790 shares of this second series of preferred stock.  All of the outstanding Duratech share capital was offered and sold in accordance with applicable Canadian and United States Federal and local securities laws.

Also, as mentioned above, in connection with the Share Exchange, a total of 2,235,610 options to purchase Duratech common stock were converted into 18,950,334 options to purchase common stock of the Registrant, calculated according to an agreed upon formula. This will enable the Duratech Shareholders to transfer one hundred percent (100%) of the common ownership of Duratech to the Registrant. These options are included in the 69,299,676 shares referenced above.

After the consummation of the transactions contemplated by the Share Exchange Agreement, the Registrant, on the day after the Closing Date, consummated the sale of its assets related to its mobile information search services, subject to assumption and payment of all of the Registrant’s liabilities related to periods prior to the closing, to UpSnap Services, LLC, a North Carolina limited liability corporation (“UpSnap Services”), which is owned by Philipp, pursuant to an Asset Purchase Agreement dated as of August 29, 2008 (the “Asset Purchase Agreement”).

The Asset Purchase: On August 29, 2008, the Registrant entered into the Asset Purchase Agreement with Philip, UpSnap Services and the Company. After the consummation of the transactions contemplated by the Share Exchange Agreement, the Company transferred its assets related to its mobile information search services, subject to assumption and payment of all of the Company’s liabilities related to periods prior to the closing, to UpSnap Services, which is owned by Philipp, pursuant to an Asset Purchase Agreement dated as of August 29, 2008.

Pursuant to the Share Exchange Agreement and the Asset Purchase Agreement, Philipp has agreed, among other things, to indemnify and hold harmless the Registrant from and against all liabilities as of the Closing Date up to $200,000. As part of the Asset Purchase Agreement, the Registrant contributed $130,000 to UpSnap Services at Closing (as defined in the Asset Purchase Agreement) solely toward the payment and discharge of the Assumed Liabilities (as defined in the Asset Purchase Agreement). The $130,000 contribution is not to be used to pay any of Philipp’s advances to the Registrant or his accrued salary. Duratech funded this $130,000 capital contribution by wire transfer of $130,000 to the Registrant on the Closing Date. The Asset Purchase Agreement was approved by a majority of the Board of Directors, with Philipp abstaining, in accordance with Nevada Revised Statutes 78.140.

In addition, pursuant to the terms and conditions of the Share Exchange Agreement:

•
On the Closing Date, the current officers of the Registrant resigned from such positions and Peter Van Hierden was appointed as Chief Executive Officer and Richard von Gnechten as Chief Financial Officer;

•
On the Closing Date, Mark McDowell resigned from his position as director of the Registrant and Peter Van Hierden was appointed to fill the vacancy, Tony Philip resigned as a director of the Registrant effective following the expiration of the required ten (10) day transmittal notification to the stockholders under Regulation 14f-1 of the Securities Exchange Act, which notice was effected by the mailing of an Information Statement to shareholders, at which time Robert Lundgren was appointed as a director, and Richard von Gnechten remained as a director following closing;

•	On the Closing Date, the Registrant paid and satisfied all of its “liabilities,” as such term is defined by U.S. GAAP as of the closing;
•	As of the day after the Closing, the parties consummated the transactions contemplated by the Asset Purchase Agreement.

As of the date of the Share Exchange Agreement there were no material relationships between the Registrant or any of its affiliates and the Duratech Subsidiaries, or Duratech, other than in respect of the Share Exchange, except that Richard von Gnecthen is employed by Global Kingdom Finance Co., an affiliate of Duratech and he is also a member of the Board of Directors of the Registrant.

Accounting Treatment; Change of Control. The Share Exchange is being accounted for as a “reverse merger,” since the Duratech Shareholders own a majority of the outstanding shares of the Registrant’s common stock immediately following the Share Exchange and Asset Purchase. Duratech is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of Duratech and are recorded at the historical cost basis of Duratech, and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of the Registrant and Duratech, historical operations of Duratech, and operations of the Registrant from the closing date of the Share Exchange. Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of the Company’s board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company. Further, as a result of the issuance of the shares of the Registrant’s common stock pursuant to the Share Exchange, a change in control of the Company occurred on the date of consummation of the Share Exchange and Asset Purchase. The Registrant will continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), following the Share Exchange and Asset Purchase.

The foregoing description of the Share Exchange Agreement and the Asset Purchase Agreement do not purport to be complete and is qualified in its entirety by reference to the complete text of the Share Exchange Agreement, which is filed as Exhibit 2.1 and the complete text of the Asset Purchase Agreement, which is filed as Exhibit 2.2 to a Form 8-K filed with the Commission on September 24, 2008, both of which are incorporated herein by reference.

EXECUTIVE OVERVIEW AND STRATEGY OF DURATECH GROUP INC.

UpSnap’s principle subsidiary, Duratech Group Inc. (“Duratech”), was founded as Duratech Contracting on December 18, 2002 as a small homebuilding company constructing about 5 homes a year until Peter Van Hierden (“Van Hierden”) bought out the majority partners and took control of the operations in July, 2007.  Shortly thereafter, Mr. Van Hierden identified a synergistic opportunity to acquire a modular oil camp factory which was also in distress and acquired the company in July, 2007.  Since that time management has been able to turn both these operations around and now seeks to grow the company organically and through additional acquisitions.  Duratech changed its name from Duratech Contracting to Duratech Group Inc. in August, 2008.

Duratech’s principle operations are building manufactured and stick-built homes and modular oil camps in Alberta and Saskatchewan, Canada which are experiencing very rapid growth primarily because of commodities such as oil, uranium and diverse mining.

On September 17, 2008, Duratech completed a reverse merger transaction with UpSnap, Inc. (“UpSnap”), a Nevada corporation that was formed on July 25, 2003.  In connection with the reverse merger, Duratech became a wholly-owned subsidiary of UpSnap, and the Duratech Shareholders acquired control of UpSnap.  The Registrant expects to change the company’s name from UpSnap Inc. to Duratech Group Inc. as soon as the filings can be completed.

SUMMARY OF OPERATIONS

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan.  The Company has four principal products that it offers: First, the company builds on-site conventional homes; second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; third, the company builds modular camp sites for the oil mining industry; and fourth, the company buys and moves modular and manufactured homes from the United States where markets have been depressed and homes can be bought at discount prices.

STRATEGY FOR GROWTH

Duratech has two principal strategies for growth: 1) build construction for its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

Build Existing Market:

In its existing marketplace, Duratech supplies the four principal products previously described. Given its competitive advantages in these product areas and the strong growth prospects within Alberta and Saskatchewan, the Company believes that it will be able to grow its four product lines within its existing marketplace.

Expand through Strategic Acquisitions:

In addition to expanding its existing operations in its existing market, Duratech fully expects to leverage its operational success and the experience of its Chairman, CEO and largest shareholder, Peter Van Hierden, to pursue attractive and strategic acquisition targets within its existing market and also in the United States where the real estate market offers many potential opportunities (principally businesses with revenues of $750,000 to $10 million and profits of $250,000 to $3 million).  Mr. Van Hierden has been an entrepreneur for 30 years and has successfully turned around (the profitability from a loss to a profit) six corporations in the past 15 years ranging in size from $1 to $30 million.

COMPANY MARKETS:

Duratech’s existing markets are Alberta and Saskatchewan, Canada, which have experienced tremendous growth. Alberta is a business friendly province with the lowest tax load of any province in Canada, including no provincial retail tax. Alberta has massive oil reserves with some estimates as high as 1.3 trillion barrels of oil. Canada has not suffered from the US subprime debacle in which homes were financed at high debt levels for buyers that could not afford them, because of its strong economy and government regulations which prevent homes to be mortgaged beyond 80% without having mortgage guarantees, thus foreclosures are rare.

PROPERTY

The company’s headquarters is located at #1 2930 9th Avenue North, Lethbridge, Alberta, Canada T1H 5E4 and is comprised of 1,100 square feet of office space and 27,000 square feet of plant.

The Company also has a plant in Cardston, Alberta, Canada located at 855 2nd Avenue E, which is comprised of 38,000 square feet and a Calgary, Alberta, Canada office located at 95 Sandringham Way NW, comprised of 1,000 square feet.

FORWARD-LOOKING STATEMENTS

This Current Report on Form 8-K contains forward-looking statements.  To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties are outlined in “Risk Factors” and include, without limitation, the Company’s ability to raise additional capital to finance the Company’s activities; the effectiveness, profitability, and the marketability of its products; legal and regulatory risks associated with the Share Exchange; the future trading of the common stock of the Company; the ability of the Company to operate as a public company; the Company’s ability to protect its proprietary information; general economic and business conditions; the volatility of the Company’s operating results and financial condition; the Company’s ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this Report is included based on information available to the Company that it believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. The Company has not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company does not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

The financial results summarized below are based on the Duratech Group Inc. unaudited balance sheet as of October 31, 2008 and related unaudited statements of operations and retained earnings for the Three and Nine-Months ended October 31, 2008.  For additional information on Duratech Group Inc. see the Company’s Current Report on Form 8-k filed on September 24, 2008 with audited financial statements of Duratech Group Inc. and the notes thereto for the period ending January 31, 2008.

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE-MONTHS ENDED OCTOBER 31, 2008

Revenues. Revenues for the Quarter ended October 31, 2008 were $2.238 million and for the Nine-months $4,278,661 as compared to revenues for the fiscal year ended January 31, 2008 of $4.97 million. The increase in revenues is principally attributable to the growth in housing sales and the acquisition and growth of its Duratech Structures division.  The company has seen some moderation of housing sales as a result of the global economic slow-down and would expect future growth to come principally from acquisitions.

Gross Profit. The Gross profit for the Quarter and Nine-months ended October 31, 2008 were $861,520 and $1,420,739 respectively.  The Gross profit for the 2008 fiscal year ended January 31, 2008 was $858,572 and for the 2007 fiscal year of $579,617. The increase in gross profit is attributable to an increase in sales of the company as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Quarter and Nine-months ended October 31, 2008 were $231,398 and $600,443 respectively.  Selling, general and administrative expenses for the 2008 fiscal year ended January 31, 2008 were $306,199 and for the 2007 fiscal year of $123,495.  The increase in the current year was principally due to transition costs associated with turning-around and expanding its core business and in acquiring and turning around the Duratech Structures division.

Payroll Expense. Payroll expenses for the Quarter and Nine-months ended October 31, 2008 were $528,454 and $1,201,732 respectively.  Payroll expense for the 2008 fiscal year ended January 31, 2008 were $489,321 and for the 2007 fiscal year expense of $349,145.  The increase was principally due to an increase in business operations at Duratech Contracting division and Duratech Structures division.  As a result of the moderation in housing sales due to the global economic slow-down, the Company has reduced its overhead to be more streamlined.

Other Expenses. Bad debt expense for the Quarter and Nine-months ended October 31, 2008 were insignificant.  Bad debt expense for the 2008 fiscal year ended January 31, 2008 was $3,746 and none for the same period in the prior year; Interest expense for the Quarter and Nine-months ended October 31, 2008 were $70,841 and $154,230 respectively.  Interest expense for the 2008 fiscal year ended January 31, 2008 was $139,175 and for the 2007 fiscal year $49,937.  The increase is due to larger borrowings associated with more houses under construction; and depreciation and amortization expense for 2008 was $21,598 compared to $9,742 for the 2007 fiscal year due to greater property plant and equipment associated with larger operations.

Net Other Income. Net other income for the Quarter and Nine-month ended October 31, 2008 was $2,851 and $3,806 respectively.  Net other income for the 2008 fiscal year ended January 31, 2008 was $2,600 compared to $6,551 for the 2007 fiscal year. The reason for the difference in the current year and prior fiscal year versus 2007 is the one-time gain on disposal of $6,234 that occurred in 2007.

Net Income. The Company had a net profit from continued operations of $33,361 for the Quarter ended October 31, 2008 and a net loss of $532,180 for the Nine-months ended October 31, 2008.  The Company had a net loss for the 2008 fiscal year ended January 31, 2008 of $98,867 and net income for the 2007 fiscal year of $53,849. The decrease for the Nine-months is attributable to the increase in selling, general and administrative expenses in 2008 and acquisition and turn-around costs. The results for the Quarter show that the company has made progress in generating profits from sales and gotten past the higher costs of the acquisition and turn-around.  While the Company does expect to continue generating profits from the production and sales of houses, it is uncertain what overall impact the global economic slow-down and reduction in oil prices will have on the Alberta and Saskatchewan markets.  The Company has reduced its overhead in anticipation that the slow-down will impact operating profits and the Company is seeking new acquisition opportunities that this same market may create.

Foreign Currency Gains/Losses. Because the Company operates in Alberta and Saskatchewan, Canada, the company does incur foreign currency gains/losses for US GAAP reporting purposes. The Company incurred a gain on currency conversion of $47,898 for the Nine-months ended October 31, 2008 and a loss of $2,684 for the Quarter ended October 31, 2008.  The Company had a loss $5,868 for the 2008 fiscal year ended January 31, 2008 and a loss of $2,103 for the 2007 fiscal year.  The Company cannot predict what will happen going forward with the exchange rate between the Canadian dollar and United States dollar.  Historically the exchange rate has been pretty close to 1; however, recently with the economic slow-down and reduction in oil prices, the exchange rate has gone down as low as 0.75 per US$.

Liquidity and Capital Resources

As of October 31, 2008 and January 31, 2008, cash and cash equivalents totaled $0. The net cash used in operations for the Nine-months ended October 31, 2008 was $464,547 which reflects the net loss of $484,282 and increase in inventories offset by an increase in Customer Deposits for existing projects and increase in payables and other accrued liabilities.  The net cash used in investing activities of $1,124,337 was mainly due to investments made by Company in the reverse-merge, acquisition of Duratech Structures (f/k/a Jobsite Structures), additions to property, plant and equipment and investments in its joint venture operation.  The Company financed these operating and investment uses through shareholder investments, private loans and long-term debt which provided $1,588,884 in financing for the Nine-months ended October 31, 2008.  The Company has good banking relations and friendly investors that thus far have been responsive to the company’s needs, but in light of the global economic slow-down the Company cannot guarantee that such funding will continue to be available going forward.

While the Company has a negative working capital as of October 31, 2008, the Company believes that it should not have any problem collecting its Accounts Receivable of $653,344 and Other Receivable of $130,476 and believes that over time it should be able to continue to sell its inventory of $2,765,026 to generate positive cash flow.  The Company’s Accounts Payable has increased as a result of the increase in projects and slow-down in the economy.  The Company does obtain Customer Deposits and collaterized loans on homes and modular projects as a means of ensuring cash flow for its production costs and the Company has every reason to believe that such funding will be available going forward despite the economic slow-down, however, the Company cannot guarantee that such resources will always be available.  The Company continues to explore potential acquisition opportunities and also the potential to raise funds through a Private Placement Memorandum in conjunction with such activity.

Cautionary Factors That May Affect Future Results

This Current Report on Form 8-K and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in UpSnap’s filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K. Listed below are some important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors.  Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Risk Factors

Investing in the Company’s common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Current Report on Form 8-K, before purchasing shares of the Company’s common stock. There are numerous and varied risks, known and unknown, that may prevent the Registrant from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occurs, the Company’s business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Registrant’s common stock could decline and investors in the Company’s common stock could lose all or part of their investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to the Company, material risks related to the Company’s industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

The Company’s future revenues will be derived from the production of ready-to-move homes, modular units and building of site-built homes and acquisition and sale of manufactured homes produced in the United States.  There are numerous risks, known and unknown, that may prevent the Company from achieving its goals including, but not limited to, those described below. Additional unknown risks may also impair the Company’s financial performance and business operations. The Company’s business, financial condition and/or results of operations may be materially adversely affected by the nature and impact of these risks.  In such case, the market value of the Company’s securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained under “Business” in this report for further details pertaining to the Company’s business and financial condition.

Risks Related To Our Company

Our business has posted net operating losses, has limited operating history and will need capital to grow and finance its operations. For the investor, potential adverse effects of this include failure of the company to continue as a going concern. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

From the inception of our operating subsidiary, Duratech Group Inc., until October 31, 2008, the Company has had accumulated net losses of $199,368. Our auditors have raised substantial doubt about our ability to continue as a going concern due to accumulated losses from operations and net deficiency. Mr. Peter Van Hierden acquired the company in July, 2007 and then quickly acquired another struggling company the same month. While Mr. Van Hierden and management have consolidated both entities, made substantial improvements to turn-around operations and put the company on a growth path going forward, there is no guarantee that these operations will be successful and will not continue to incur losses. The Company has limited operating history and is essentially an early-stage operation. The Company will continue to be dependent on having access to working capital that will allow it to finance operations during its growth period. Continued net operating losses together with limited working capital make investing in our company a high-risk proposal. The adverse effects of a limited operating history include reduced management visibility into forward sales, marketing costs, customer acquisition and retention which could lead to missing targets for achievement of profitability.

A slowdown or other adverse developments in the Canadian economy may materially and adversely affect the Company’s customers, demand for the Company’s products and the Company’s business.

All of the Company’s operations are conducted in Canada and all of its revenue is generated from sales in Alberta and Saskatchewan, Canada. Although the Alberta and Saskatchewan economy has grown significantly in recent years, the Company cannot assure investors that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in Canada could materially reduce the demand for our products and materially and adversely affect the Company’s business.

Our operating results could be affected by geographic concentration and declining housing demand.

As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment and employment growth, interest rates, land availability and development costs, apartment vacancy levels, and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse affect on our sales and earnings.

Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials.

The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets including high employment levels, construction market conditions and government regulation which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. An overall labor shortage or a lack of skilled labor could cause significant increases in costs or delays in construction of homes which could have a material adverse effect upon our sales and profitability.

Our results of operations can be affected by the pricing and availability of raw materials. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Sudden increases in price and lack of availability of raw materials can be caused by natural disaster or other market forces, as has occurred in recent years. Although we have not experienced any production halts, severe or prolonged shortages of some of our most important building materials, which include wood and wood products, gypsum wallboard, steel, insulation, and other petroleum-based products, have occurred. There can be no assurance that sufficient supplies of these and other raw materials will continue to be available to us.

The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations.

We are dependent to a significant extent upon the efforts of our executive officers, particularly Peter Van Hierden, our Chief Executive Officer, and Richard A. von Gnetchen, our Chief Financial Officer. The loss of the services of one or more of our executive officers could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. We currently have no key man life insurance for our executive officers.

Peter Van Hierden, Chief Executive Officer and our majority shareholder, can cause us to take certain actions or preclude us from taking actions without the approval of the other shareholders and may have interests that could conflict with other shareholders.

Peter Van Hierden, our Chief Executive Officer, as of September 17, 2008, beneficially owns approximately 49.5% of the voting power of our common stock. As a result, Mr. Van Hierden has the ability to control the outcome of virtually all corporate actions, including the election of all directors, the approval of any merger, the commencement of bankruptcy proceedings and other significant corporate actions. His interest in exercising control over our business may conflict with the interests of other shareholders. This voting power might also discourage someone from acquiring us or from making a significant equity investment in us, even if we need the investment to meet our obligations and to operate our business.

Our success depends on our ability to acquire land suitable for residential homebuilding at reasonable prices.

The homebuilding industry is highly competitive for suitable land. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.

Our long-term ability to build homes depends on our acquiring land suitable for residential building at reasonable prices in locations where we want to build. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable remaining land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings, and margins.

Our future growth may require additional capital, which may not be available.

Our operations require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or debt or additional bank borrowings, for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. If we are not successful in obtaining sufficient capital, it could reduce our sales and may adversely affect our future growth and financial results.

We may not be successful in our effort to identify, complete or integrate acquisitions or to enter new markets through start-up operations, which could disrupt the activities of our current business, adversely affect our results of operations and future growth or cause losses.

A principal component of our business strategy is to continue to grow profitably, including, when appropriate, by acquiring other homebuilders or related businesses that will streamline our operations. We may not be successful in implementing our acquisition strategy, and growth may not continue at historical levels or at all. When acquiring another company, we may have difficulty assimilating the operations of acquired businesses, incur unanticipated liabilities or expenses, and our management’s attention may be diverted from our current business. The acquisition of other companies may also result in our entering markets in which we have limited or no experience. The failure to identify or complete business acquisitions, or successfully integrate the businesses we acquire, could adversely affect our results of operations and future growth. In addition, our acquisitions may not be as profitable as we anticipate or could even produce losses.

Furthermore, we may choose to enter new markets or expand operations in existing markets by starting new operations, rather than by acquiring an existing homebuilding company. If we choose to expand through start-up operations, we will not have the advantage of the experience and brand recognition of an established homebuilding company. As a result, we may incur substantial start-up costs in establishing our operations in new markets, and we may not be successful in taking operations from the start-up phase to profitability. If we are not successful in making start-up operations profitable, we may not be able to recover our investment and may incur losses.

Risks Related to the Housing Industry

The manufactured, modular and ready-to-move housing industry is highly competitive.

The manufactured, modular and ready-to-move housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. We compete with other retailers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses. The inability to effectively compete in this environment could result in lower sales, operating results and cash flows.

Cost and availability of raw materials is subject to fluctuation.

Prices and availability of raw materials used to manufacture the Company’s products can change significantly due to fluctuations in supply and demand. The Company has historically been able to have an adequate supply of raw materials by maintaining good relations with its vendors. In addition, increased prices have historically been passed on to customers by raising the price of manufactured homes. There is no certainty that the Company will be able to pass on future price increases and maintain adequate supply of raw materials. The inability to raise the price of its products and to maintain a proper supply of materials could have a negative impact on sales, operating results and cash flows.

Availability and cost of financing for our retail customers, particularly in our manufactured housing business, could constrain our sales.

Retail buyers of our products generally secure financing from independent lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. Reduced availability of such financing and higher interest rates have had, and continue to have, an adverse effect on the manufactured housing business and our housing sales. If this financing were to become unavailable or were to be further restricted, our results of operations would suffer. Availability of financing depends on the lending practices of financial institutions, financial markets, governmental policies, and economic conditions, all of which are largely beyond our control.

Downward changes in general economic, real estate construction, or other business conditions could adversely affect our business or our financial results.

The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings and would adversely affect our financial condition.

Future increases in interest rates, reductions in mortgage availability, or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business and financial results.

Increases in interest rates or decreases in availability of mortgage financing could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes.

A.           Manufactured, Modular and Ready-To-Move Housing

The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including:

•	the availability of consumer financing for homebuyers;

•	the availability of wholesale financing for retailers;

•	seasonality of demand;

•	consumer confidence;

•	interest rates;

•	demographic and employment trends;

•	income levels;

•	housing demand;

•	general economic conditions, including inflation and recessions; and

•	the availability of suitable homesites.

As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical downturns in the manufactured housing market.

The manufactured, modular and ready-to-move housing industry is highly competitive, and competition may increase the adverse effects of industry conditions.

The manufactured, modular and ready-to-move housing industry is highly competitive. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. In addition, our homes compete with repossessed homes that are offered for sale in our markets. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. The ability to offer consumer finance and insurance products may provide some competitors with an advantage. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. We believe that where wholesale floor plan financing is available, it is relatively easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, our retail sales and wholesale shipments could be reduced. As a result, our growth could be limited.

Changing consumer preferences can affect sales, operating results and cash flows.

Changes in consumer preferences for manufactured, modular and ready-to-move housing occur over time, and consequently the Company responds to changing demand by evaluating the market acceptability of its products. Delays in responding to changing consumer preferences could have an adverse effect on sales, operating results and cash flows.

B.           Site-Built Housing

We may not be able to acquire suitable land at reasonable prices, which could result in cost increases we are unable to recover and reduce our total earned revenues and earnings.

We have experienced an increase in competition for available land and developed homesites in some of our markets as a result of a reduced availability of suitable parcels of land and developed homesites in these markets. Our ability to continue our homebuilding activities over the long-term depends upon our ability to locate and acquire suitable parcels of land or developed homesites to support our homebuilding operations. As competition for land increases, the cost of acquiring it may rise and the availability of suitable parcels at acceptable prices may decline. If we are unable to acquire suitable land or developed homesites at reasonable prices, it could limit our ability to develop new communities or result in increased land costs that we may not be able to pass through to our customers. Consequently, this competition could reduce the number of homes we sell or our profit margins and lead to a decrease in our total earned revenues and earnings.

Shortages of labor or materials and increases in the price of materials can harm our business by delaying construction, increasing costs, or both.

We and the homebuilding industry from time to time have experienced significant difficulties with respect to:

•	shortages of qualified trades people and other labor;

•	shortages of materials; and

•	increases in the cost of certain materials, including lumber, drywall and cement, which are significant components of home construction costs.

These difficulties can cause unexpected short-term increases in construction costs and cause construction delays for us. We will not be able to recover unexpected increases in construction costs by raising our home prices because, typically, the price of each home is established at the time a customer executes a home sale contract. Furthermore, sustained increases in construction costs may, over time, erode our profit margins. We may be able to offset sustained increases in construction costs with increases in the prices of our homes and through operating efficiencies. However, in the future, pricing competition may restrict our ability to pass on any additional costs, and we may not be able to achieve sufficient operating efficiencies to maintain our current profit margins.

Adverse weather conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which would adversely affect the Company’s results of operations and prospects.

As a homebuilder, the Company is subject to numerous risks, many of which are beyond management’s control, including: adverse weather conditions, such as extended periods of rain, snow or cold temperatures and natural disasters, which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing; and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting the Company’s sales and profitability.

There are some risks of loss for which the Company may be unable to purchase insurance coverage. A sizeable uninsured loss could adversely affect the Company’s business, results of operations and financial condition.

Risks Related to Doing Business in the Canada

Inflation in Canada could negatively affect our profitability and growth.

While the economy in Alberta and Saskatchewan has experienced rapid growth, such growth has been uneven among other provinces and various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for the Company’s products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.

The fluctuation of the Canadian dollar may materially and adversely affect investments in the Company.

The value of the Canadian dollar against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the Canada’s political and economic conditions. As the Company relies principally on revenues earned in Canada, any significant revaluation of Canadian dollar may materially and adversely affect the Company’s cash flows, revenues and financial condition. For example, to the extent that the Company needs to convert U.S. dollars it receives from an offering of its securities into Canadian dollars for the Company’s operations, appreciation of the Canadian dollar against the U.S. dollar could have a material adverse effect on the Company’s business, financial condition and results of operations. Conversely, if the Company decides to convert its Canadian dollars into U.S. dollars for the purpose of making payments for dividends on its common stock or for other business purposes and the U.S. dollar appreciates against the Canadian dollar, the U.S. dollar equivalent of the Canadian dollar that the Company converts would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to the Company’s income statement and a reduction in the value of these assets.

The effect of changes in international, national and local economic and market conditions as a result of global developments

Beyond the risks of doing business in Canada or the United States, there is also the potential impact of changes in the international, national and local economic and market conditions as a result of global developments, including the effects of global financial crisis, effects of terrorist acts and war on terrorism, US and Canadian presence in Iraq and Afghanistan, potential conflict or crisis in North Korea or Middle East and potential avian flu pandemic or related illnesses, negatively affecting local homebuilding industry and adversely affecting new home installation market.

Risks Relating to the Share Exchange

The Company’s Chief Executive Officer, Peter Van Hierden, beneficially owns 49.5% of the Company’s outstanding common stock, which gives him control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

As a result of the Share Exchange, most of management of the Company do not beneficially own any of the Company’s outstanding common stock at this point in time, and one of the Company’s officers and directors beneficially owns 49.5% of the Company’s outstanding shares. The interests of this director may differ from the interests of other stockholders. As a result, this officer and director will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•	Electing or defeating the election of directors;

•	Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

•	Effecting or preventing a merger, sale of assets or other corporate transaction; and

•	Controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s stock ownership profile may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

As a result of the Share Exchange, Duratech has become a wholly-owned subsidiary of a company that is subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

As a result of the Share Exchange, Duratech has become an indirect wholly-owned subsidiary of a company that is a public reporting company and, accordingly, is subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Share Exchange) and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than they would be if Duratech had remained privately-held and did not consummate the Share Exchange.

In addition, it may be time consuming, difficult and costly for the Registrant to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  The Registrant may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If the Registrant is unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, the Registrant may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Registrant expects these new rules and regulations to increase compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public entity, the Registrant also expects that these new rules and regulations may make it more difficult and expensive for the Registrant to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Registrant to attract and retain qualified persons to serve as directors or as executive officers.

Because Duratech became public by means of a share exchange, the Company may not be able to attract the attention of major brokerage firms.

There may be risks associated with Duratech becoming public through a share exchange. Specifically, securities analysts of major brokerage firms may not provide coverage of the company since there is no incentive to brokerage firms to recommend the purchase of the company’s common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the company.

Risks Relating to the Common Stock

Volatility of our stock price is a risk to investors.

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include the perceived prospects of our business and the manufactured housing industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts’ recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; actions or announcements by competitors; changes in the regulatory environment in which we operate; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•	Additions or departures of key personnel;

•
Limited “public float” following the Share Exchange, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	Sales of the common stock;

•	The Company’s ability to execute its business plan;

•	Operating results that fall below expectations;

•	Loss of any strategic relationship;

•	Industry developments;

•	Economic and other external factors; and

•	Period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for the Company’s common stock. The Company cannot predict how liquid the market for the Company’s common stock might become. The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol UPSN. The Company currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange. Should the Company fail to satisfy the initial listing standards of such exchanges, or its common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of the Company’s common stock could suffer, the trading market for the Company’s common stock may be less liquid and the Company’s common stock price may be subject to increased volatility.

The Company’s common stock may be deemed a “penny stock”, which would make it more difficult for investors to sell their shares.

The Company’s common stock may be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline.

If the Company’s stockholders sell substantial amounts of common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of the Company’s common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult the Company’s ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Additional shares of common stock will be freely tradable upon the earlier of: (i) effectiveness of the registration statement the Company is required to file; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act.

Provisions of the Company’s Certificate of Incorporation and Nevada law could deter a change of control, which could discourage or delay offers to acquire the Company.

Provisions of the Company’s Certificate of Incorporation and Nevada law may make it more difficult for someone to acquire control of the Company or for the Company’s stockholders to remove existing management, and might discourage a third party from offering to acquire the Company, even if a change in control or in management would be beneficial to stockholders.

Volatility in the Company’s common stock price may subject the Company to securities litigation.

The market for the Company’s common stock is characterized by significant price volatility when compared to seasoned issuers, and the Company expects that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. The Company may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against the Company’s directors, officers and employees under the Company’s Articles of Incorporation and Nevada  law, and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

Article XI of the Registrant’s Articles of Incorporation provides that the Company shall indemnify all directors, officers, employees, and agents to the fullest extent permitted by Nevada law as provided within NRS 78.7502 and NRS 78.751 or any other law then in effect or as it may hereafter be amended. Further Article XI provides that the Company shall indemnify each present and future director, officer, employee or agent of the Company who becomes a party or is threatened to be made a party to any suit or proceeding, whether pending, completed or merely threatened, and whether said suit or proceeding is civil, criminal, administrative, investigative, or otherwise, except an action by or in the right of the Company, by reason of the fact that he is or was a director, officer, employee, or agent of the Company, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses, including, but not limited to, attorneys' fees, judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit, proceeding or settlement, provided such person acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup.  These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls.  As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), as defined  in Rules 13a -15(e) and 15d – 15(e) under the Exchange Act. This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Peter Van Hierden, and our Chief Financial Officer, Richard von Gnechten (“CFO”).  In addition, we have discussed these matters with our board.  In this section, we present the conclusions of our CEO and CFO as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

No additional changes in securities beyond the Share Exchange Agreement with Duratech Group Inc. as described herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Part of the Company’s strategy is to build its business through the merger or acquisition of companies that will benefit our future growth.  It is reasonable to expect such activity is an ongoing part of the Company’s business development efforts.  At any given time the company could be in process of analyzing or negotiating an offer in connection with such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing and press release.  It is possible no transactions will take place at all.

ITEM 6. EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC.
(Registrant)

Date: December 23, 2008	/s/ Peter Van Hierden
Peter Van Hierden
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2008	/s/ Richard A. von Gnechten
Richard A. von Gnechten
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated August 29, 2008 (incorporated by reference from Exh. 2.1 to the Form 8-K filed on September 24, 2008)

2.2	Asset Purchase Agreement Among UpSnap, Inc., UpSnap Services, LLC and Tony Philip dated August 29, 2008 (incorporated by reference from Exhibit 2.2 to the Form 8-K filed on September 24, 2008)

3.1
Certificate of Incorporation of the registrant as filed with the Secretary of State of the State of Nevada on July 25, 3003 (incorporated by reference to Exhibit 3.1 in Registration Statement SB-2 filed on September 18, 2003)

3.2	Certificate of Amendment filed on November 7, 2005 (incorporated by reference to Exhibit 3.1 in Form 8-K filed on November 16, 2005)

3.3	Bylaws of registrant adopted on July 25, 2003 (incorporated by reference to Exhibit 3.2 in Registration Statement SB-2 filed on November 18, 2003)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Peter Van Hierden, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard A. von Gnechten, Chief Financial Officer*

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein