Form 10-K
period 2009-01-31
UpSnap, Inc.
filed 2009-05-18
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number 000-50560

UPSNAP, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0118697 (IRS Employer Identification No.)

c/o Duratech Group Inc.
2920 9th Avenue North
Lethbridge, Alberta, Canada T1H 5E4
(Address of principal executive offices)

(403) 320-1778
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  No ☒

Aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant at January 31, 2009, computed by reference to the closing price of $0.01 per share as January 30, 2009:  $254,794

As of January 31, 2009, there were outstanding 75,224,676 shares of the issuer's common stock, par value $.001.

PART I

Item 1. Business

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

History of Our Company

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

At this point in time, our operations consisted solely of the operations of UpSnap USA, which was our wholly owned subsidiary, as well as that of the business acquired from XSVoice.

On August 9, 2007, we entered into an Agreement and Plan of Merger with Mobile Corporation, Inc., a California corporation or MGI, and UpSnap Acquisition Corp., a Californian corporation and a newly-formed wholly-owned subsidiary of the Company, or Merger Sub. On January 14, 2008 we amended the Merger Agreement to extend the termination date to February 29, 2008. The Merger Sub was to be merged with and into MGI, with MGI continuing as the surviving corporation and a wholly-owned subsidiary of the Company. MGI is a private corporation engaged in providing content to the mobile phone industry.  The MGI Agreement and Plan of Merger was terminated on March 5, 2008 and the transaction was not consummated.

In fiscal 2006, we derived approximately 97% of our revenues from subscription revenue from one major US mobile operator. In our fourth fiscal quarter July - September 2007, our dependency on this carrier was reduced to approximately 89% of our revenues, as the Company moved towards the more lucrative and higher margin search and advertising related revenues

On September 17, 2008, we completed a reverse merger with Duratech Group Inc., a corporation organized and existing under the laws of the province of Alberta, Canada (“Duratech”), pursuant to a Share Exchange Agreement, dated August 29, 2008 (the “Share Exchange Agreement”).   In connection with the reverse merger, Duratech became a majority owned subsidiary of UpSnap, and the Duratech Shareholders acquired control of UpSnap.  Pursuant to the exchange, P&R Gateway Developments Inc. and 1371009 Alberta Ltd., the fifty percent owned joint venture companies of Duratech, became indirectly controlled by the Company.

As part of the reverse merger, 50,349,342 shares of common stock and 18,950,334 options to purchase Common Stock were issued to the Duratech Shareholders, representing approximately 71% of the issued and outstanding shares of Common Stock and options to purchase Common Stock of the Company post reverse merger.  These shares were issued in reliance on an exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.  We expect to change the Company’s name from UpSnap Inc. to Duratech Group Inc. as soon as the filings can be completed.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Duratech as the acquirer and UpSnap, Inc. as the acquired party. When we refer in this annual report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Duratech.

In addition, after the closing of the reverse merger on September 17, 2008, the Duratech Shareholders, Duratech and the Company  entered into a Preferred Stock Exchange Agreement, dated January 8, 2009, pursuant to which the Company agreed to issue 338,938,010 shares of Common Stock, when the same are authorized, and to issue 127,568,470 options on Common Stock of the Company, when the same are authorized (collectively referred to as the “UpSnap Securities”) in exchange for not less than 3,198,362 shares of Preferred Stock of Duratech, and up to 1,203,790 options on Preferred Stock of Duratech which are held by the Duratech Shareholders (the “Preferred Stock Exchange”).  An information statement has been filed with the Commission disclosing, among other things, the terms of the Preferred Stock Exchange and is under review.  However, the UpSnap Securities have not been authorized for issuance to date and the closing of the Preferred Stock Exchange is conditioned on, among other things, the amendment of the Company’s articles of incorporation to permit the issuance of the required 466,506,480 shares of Common Stock under the Preferred Stock Exchange Agreement.  If the articles of incorporation are not amended as proposed, the Preferred Stock Exchange will not be completed.

The Preferred Stock Exchange will enable the Duratech Shareholders to increase their percentage ownership of the outstanding Common Stock and options on Common Stock of the Company from approximately 71% to 95%, which was their initial goal in negotiations leading up to the completed reverse merger transaction.  The limitation on the number of shares of Common Stock that could be issued in the reverse merger due to the Company’s authorized Common Stock of only 97,500,000 shares prevented the Duratech Shareholders from acquiring their desired level of ownership in the Company at that time.  Nonetheless, they exchanged all of their common stock equity in Duratech for the 50,349,342 shares of Common Stock and 18,950,334 options to purchase Common Stock referred to above, but they retained a preferred stock ownership in Duratech equal to approximately 35% of the total equity capitalization of Duratech.

If the authorized capital stock of the Company is successfully amended in a sufficient amount to complete the Preferred Stock Exchange, and the other closing conditions are met, the Preferred Stock Exchange Agreement may be completed.  In exchange for the issuance of additional shares of Common Stock and options on Common Stock to the Duratech Shareholders, the Company’s ownership of the outstanding common and preferred equity capitalization of Duratech will increase from approximately 65% to 99% as a result of the Preferred Stock Exchange.

In connection with the closing of the reverse merger transaction described above, our existing businesses were disposed of to UpSnap Services, LLC, a North Carolina limited liability company organized and owned by Tony Philipp, our former Chairman and CEO.  Henceforth, we will engage in the businesses of Duratech and such other businesses as may be acquired by us.  The description of business that follows consists solely of a description of the business engaged in by Duratech.

SUMMARY OF OPERATIONS

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan.  The Company has three principal products that it offers: first, the company builds on-site conventional homes through its Duratech Contracting division; second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; and, third, the company builds modular camp sites for the oil mining industry through its Duratech Structures division.

Duratech had $6.68 million in revenues for its fiscal year end January 31, 2009 compared to $4.97 million for fiscal year end January 31, 2008 and $1.53 million the prior fiscal year. Gross profit was $2,051,000 for the fiscal year end January 31, 2009 compared to $858,000 for the prior fiscal year. Including reorganization, acquisition costs and foreign currency translation gains and losses, the net income for the period end January 31, 2009 was $(935,916)  compared to $(104,735) for the prior fiscal year.

STRATEGY FOR GROWTH

Duratech has two principal strategies for growth: 1) build construction for its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

Build Existing Market:

In its existing marketplace, Duratech supplies the three principal products previously described. Given its competitive advantages in these product areas and the strong growth prospects within Alberta and Saskatchewan, the Company believes that it will be able to grow its three product lines within its existing marketplace.

Expand through Strategic Acquisitions:

In addition to expanding its existing operations in its existing market, Duratech fully expects to leverage its operational success and the experience of its Chairman, CEO and largest shareholder, Peter Van Hierden, to pursue attractive and strategic acquisition targets within its existing market and also in the United States where the real estate market and other business areas offers many potential opportunities, principally businesses with revenues of $750,000 to $10 million and profits of $250,000 to $3 million. Mr. Van Hierden has been an entrepreneur for 30 years and in the past 15 years has successfully helped restore the profitability of six corporations that had losses to generating revenues of $1 million to $30 million.

COMPANY MARKETS

Duratech’s principle operating markets are Alberta and Saskatchewan, Canada, which have historically experienced very strong growth because of the various commodities that are indigenous to the provinces, including oil, uranium and diverse mining.  Alberta is a business friendly province with the lowest tax load of any province in Canada, including no provincial retail tax. Alberta has massive oil reserves with some estimates as high as 1.3 trillion barrels of oil.  For 2007, Statistics Canada confirmed Alberta’s and Saskatchewan’s continued economic growth as evidenced by the increase in real Gross Domestic Product of 3.1% and 3.0%, respectively, and the Saskatchewan Bureau of Statistics reported that total corporate profits before taxes advanced at an annual rate of 22.4% in the province.  As of October 1, 2008, Statistics Canada also showed an increase in the annual population growth rate of 2.36% and 1.49% for Alberta and Saskatchewan, respectively, and an employment growth rate of 2.8% and 2.2%, respectively.  The global financial crisis began to impact Canada and these provinces in late 2008 and thus growth rates have deteriorated.  The Company does expect long-term growth will return once the global financial recession subsides and future growth is expected to last well into the next decade.

COMPETITION

The homebuilding industry is highly competitive and fragmented. We do not have a significant market presence in any of the geographic areas where we are currently building homes or where we expect to build homes in the future. Most of our competitors have substantially greater financial resources than we do, and they have much larger staffs and marketing organizations. However, we believe we compete effectively in our existing markets as a result of our product design, development expertise, and our reputation as a producer of quality homes. We compete for homebuyers on the basis of price, location, design, quality, service, and reputation. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor.

The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. We compete with other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.

We do not view any of our competitors as being dominant in the industry as a whole or the principal markets in which we compete, although a number of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources.

The Company’s principal competitors for job site structures would be: Northern Trailer, Arcticore Structures, Atco and BCT Structures. In the homebuilding and ready-to-move homes area it would be: commercial stick builders, SRI Homes and Triple M Homes.  The Company has not found competition from these larger competitors to be a constraint to future growth given the historical growth that has occurred in the market.

BUSINESS AND COMPETITIVE ADVANTAGE

Duratech’s key business and competitive advantages are: 1) Factory construction advantage; 2) Direct sales advantage; and 3) Ready-to-move (RTM) advantage.

Factory Construction Advantage:

Alberta has unique traffic laws which allow transporting homes to a width of 35 feet on the highway. Building homes in a factory has many significant advantages, including: 1) reduced construction time from 6-8 months to 2-3 weeks; 2) improve efficiency in hours of construction by more than 40%; and 3) reduce labor costs by as much as 50% due to using all company staff versus sub-contractors. Overall cost savings of building in a factory is at least 30% compared to on-site, stick-built homes. Using a factory also helps avoid potential weather issues.

Direct Sales Advantage:

Whereas traditional modular house builders market their product through a sophisticated dealer network, Duratech buys lots, sets the homes on the foundation and then markets their product through the local Multiple Listing Service (MLS) Real Estate.  Duratech increases its profitability by 30% by bypassing the dealer network. The Company has also established joint venture relationships with P&R Gateway Development Inc. and 1371009 Alberta Ltd. that are interested in carrying approximately $2 million of the cost of homes until they sell.

Ready-to-move (RTM) Advantage:

Duratech is also not constrained to its local real estate market, because the homes it builds can be moved to “hot” real estate markets in Alberta and Saskatchewan, as necessary. This is an advantage compared to stick built homes and allows the company to put the house on a lot with basement and garage (taking out the middleman). No marketing department is required as the company relies on realtors to determine demand levels of individual areas.

SALES AND MARKETING

Duratech does not require an extensive in-house marketing department to sell its homes because it has the flexibility of moving its homes to whatever market may be “hot” in Alberta or Saskatchewan at a particular time. The Company uses real estate brokers and realtors to identify opportunities and to sell the homes that are constructed. The Company also engages a marketing consultant based in Calgary that helps with job site structures (camp sites for oil mining industry).

The principle factors that affect sales volumes and prices are the economies of the markets that the Company serves, principally Alberta and Saskatchewan. There are other risk factors that could impact the company’s business operations, including the impact of global geo-political issues and financial markets beyond the company’s control

Duratech had $6.68 million in revenues for its fiscal year end January 31, 2009 compared to $4.97 million for the prior fiscal year.

New Products

Duratech is continually refining its manufacturing process to ensure the most efficient operations possible.  The Company’s management team is experienced in cost management and process improvement and encourages this philosophy among its manufacturing personnel.  The Company is also continually exploring new construction techniques that might allow it to develop new products in the homebuilding industry.  This is done through on-going discussions with subject matter experts in the construction industry, including individuals experimenting with alternative materials and construction techniques which are proprietary in nature.  The company does not currently have any patents on such techniques, but may file for such in the future.

RAW MATERIALS AND SUPPLIERS

Duratech is basically an assembler of components purchased from outside sources. The major components used by Duratech are lumber, plywood, shingles, vinyl and wood siding, steel, aluminum, insulation, home appliances, furnaces, plumbing fixtures, hardware, and floor coverings. The suppliers are many and range in size from large national companies to very small local companies. At the present time, the Company is obtaining sufficient materials to fulfill its needs.

REGULATION

The Company’s principal regulatory bodies are the building code of each respective province in which it does business. Duratech is Canadian Standards Association (CSA) Certified as part of the A277 Program and Part 9 of 2006 Alberta Building Code.  CSA-A277 is the residential code and CSA-Z240 is the manufactured home code.

CSA is a governing body in the RTM, modular and manufactured home industry.  It abides by and inspects to the National Building Code of Canada 1995, as well as all provincial building codes and has a higher standard than both.  It has a strict quality control procedure that inspects the homes at every level of the building process from blueprint to completion stage. Only companies meeting strict criteria can obtain CSA certification as it can overrule jurisdictions’ local codes and is recognized over provincial codes because of its high standards.

Another certification Duratech holds is Part 10 of the National Building Code of Canada, which governs relocatable commercial structures.  It is regulated by a strict quality control manual and program, which Duratech has in place, and is continuously monitored and evaluated to insure compliance is being met. Both of our certifications enable us to offer a quality product to the customer and give the customer greater assurance of a problem-free structure because of the guidelines, codes and regulations we as a builder must meet to keep the certification.

The Alberta Building Code attempts to detail the minimum provisions acceptable to maintain the safety of buildings, with specific regard to public health, fire protection, accessibility and structural sufficiency.  The Building Code sets forth technical provisions for construction, renovation and demolition of structures.  Part 9 is applicable to housing and small buildings and directly impacts the Company’s operations.  It is very prescriptive in nature and is intended to be able to be applied by contractors.

Compliance with the Alberta Building Code is necessary in order for a structure to be deemed fit for occupancy and is a cost of doing business.  The Code is enforceable by the Alberta Municipal Affairs Department, which in addition to producing the Building Code is responsible for the development and dissemination of Code interpretations, variances and bulletins.

Saskatchewan does not have its own provincial building code but rather utilizes the standards of the National Building Code of Canada 1995 as adopted by regulations under the Uniform Building and Accessibility Standards Act.  All site- and factory-built homes and structures in Saskatchewan must comply with these standards.

EMPLOYEES

Duratech Group Inc. has a staff of approximately 30 employees, of which 15 are employed on a full-time basis and approximately 15 are on a contract or part-time basis. This number will fluctuate on a month-to-month basis.

Item 2.  Properties

The Company leases its facilities at the following locations:

The company’s headquarters is located at #1 2920 9th Avenue North, Lethbridge, Alberta, Canada T1H 5E4 and is comprised of 1,100 square feet of office space and 27,000 square feet of plant.

The Company previously had a plant in Cardston, Alberta, Canada located at 855 2nd Avenue E, which was comprised of 38,000 square feet, but decided to consolidate its operations in Lethbridge in early 2009 in an effort to reduce costs in response to the global economic environment.  The Company continues to utilitze a Calgary, Alberta, Canada office located at 95 Sandringham Way NW, comprised of 1,000 square feet.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, other than as set forth below, during the twelve months of the fiscal year covered by this Report.

On October 6, 2008, the majority shareholders of the Company signed a Unanimous Written Consent to approve a change of the name of the Company to “Duratech Group Inc.,” increase the number of shares of authorized Common Stock from 97,500,000 shares to 1,000,000,000 shares and to create 10,000,000 authorized shares of “blank check” preferred stock, par value $.001, with each series having the terms, rights and features as determined by the Board of Directors upon issuance.  An information statement has been filed with the Commission with respect to this action and is under review.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “UPSN”. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

(1)   Investors may have difficulty buying and selling or obtaining market quotation;
(2)   Market visibility for our common stock may be limited; and
(3)	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of bid prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “UPSN,” but there is currently no liquid trading market. The challenge for the Company will be to educate the market as to the values inherent in a home and manufactured housing market in Canada, and to develop an actively trading market.

Quarter	Hi	Lo

Oct 1 – Dec 31, 2006	NA	NA
Jan 1 – Mar 31, 2007	NA	NA
Apr 1 – Jun 30, 2007	.45	.25
Jul 1 – Sep 30, 2007	.51	.19

Oct 1 – Dec 31, 2007	.42	.15
Jan 1 – Mar 31, 2008	.23	.07
Apr 1 – Jun 30, 2008	.10	.02
Jul 1 – Sep 30, 2008	.08	.015

Nov 1, 2008 – Jan 31, 2009(1)	.06	.002

(1)  The Company changed its fiscal year end from September 30 to January 31on December 15, 2008.

The transfer agent for our common stock is Nevada Agent and Trust Company, 50 West Liberty Street, Suite 880 Reno, Nevada 89501, telephone: (775) 322-0626.  Our common shares are issued in registered form.

From February 1 to April 30, 2009, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.04 per share and $0.005 per share. On May 15, 2009, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.01 per share.

As a result of our Share Exchange Agreement with Tony Philipp, Duratech Group Inc., Peter van Hierden and the Duratech Shareholders on September 17, 2008, 50,349,342 shares of common stock and 18,950,334 options to purchase Common Stock were issued to the Duratech Shareholders pursuant to an exemption afforded by Regulation S under the Securities Act of 1933, as amended.    The total outstanding common stock was 73,719,666 immediately after the closing of the Share Exchange Agreement.

As of January 30, 2009, there were 62 shareholders of record of 97,500,000 outstanding shares of common stock of the Company.

Dividends

We have not previously paid any cash dividends on its common stock and do not anticipate paying dividends on its common stock in the foreseeable future. It is the present intention of management to retain any earnings to provide funds for the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Shares Authorized Under Equity Compensation Plans

On November 2, 2006, our Board of Directors approved a 2006 Omnibus Stock and Incentive Plan. The Plan made 4,000,000 shares of common stock, either unissued or reacquired by the Company, available for awards of either options, stock appreciation rights, restricted stocks, other stock grants, or any combination thereof. Eligible recipients include employees, officers, consultants, advisors and directors. Options granted generally have a ten-year term and vest over four years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms. The Board of Directors increased the size of the Plan to 7,500,000 total shares on August 8, 2007. The Board plans to make any necessary changes to this plan to accommodate the conversion of 2,235,610 options to purchase Duratech common stock into UpSnap options.

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

Other Equity Awards

A summary of the time-based stock awards as of January 31, 2009, and changes during the quarter ended January 31, 2009, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2,570,000	$0.10

Granted (part of Share Exchange Agreement)		$0.05

Forfeited or expired	-	$-

Outstanding January 31, 2009	21,520,334	$0.056

Exercisable at January 31, 2009	2,570,000	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at January 31, 2009:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years
$0.10	700,000	8.25
$0.10	170,000	9.34
$0.10	1,700,000	9.42
$0.10	18,950,334	9.67
	21,520,334	9.60

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price
$0.10	2,570,000	$0.10
$0.016 – 0.125	18,950,334	$0.05

	21,520,334

There was no aggregate intrinsic value as of January 31, 2009. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity compensation plans approved by security holders	23,880,334	$0.15	0
Equity compensation plans not approved by security holders	0	0	0
Total	23,880,334	$0.15	0

Recent Sales of Unregistered Securities

In connection with the Share Exchange Agreement, as of September 17, 2008, the Company issued to the Duratech Shareholders 50,349,342 shares of common stock in a transaction intended to be exempt from registration under the Securities Act pursuant to Regulation S. The Company relied on Regulation S in issuing the shares in the Share Exchange based on the fact that all of the offerees of common stock and options on common stock were non-“U.S. persons” within the meaning of Rule 902 of the Securities Act of 1933, as amended.  In addition, the Duratech Shareholders were issued options to purchase 18,950,334 shares of the Registrant’s Common Stock in substitution for options to purchase 2,235,610 shares of Duratech common stock which they owned prior to the transaction. Pursuant to Regulation S, the consideration for the issuance of the shares of common stock and options was the exchange by the Duratech Shareholders of 100% of the common share capital of Duratech Group Inc. Pursuant to the exchange, P&R Gateway Developments Inc. and 1371009 Alberta Ltd. became 50% owned indirect subsidiaries of the Company.

On January 31, 2009 the Company issued 1,495,010 and 10,000 shares of common stock, repectivly,  to a supplier and a buiness broker in connection with the Company purchase of Truss equipment used in its operations. The Company relied on Regulation S in issuing the shares based on the fact that all of offerees were non "U.S. Persons" within the meaning of rule 902 of the Securities Act 1933, as amended.

The options that were granted to the Duratech Shareholders pursuant to the UpSnap, Inc. Amended 2006 Omnibus Stock and Incentive Plan had the following terms and conditions:

1.	Exercise Price. Various prices ranging from $0.10 to $1.00 prior to conversion.

2.	Option Term. Typically a ten (10) year term.

3.
Time and Method of Exercise. Each option holder has vesting requirements ranging from a four year vesting period, consistent with their continued employment with the company, to fully vested as a result of an issuance as part of a financing agreement.  Each option is entitled to one share of common stock of Duratech.  At the time the option holder exercises its option and pays its exercise fee, it will be issued, at the company’s earliest convenience s, common shares in the company.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of January 31, 2009.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

OVERVIEW

On September 17, 2008, the Company consummated a reverse merger with Duratech Group Inc., a corporation organized and existing under the laws of the province of Alberta (“Duratech”).  As a result, Duratech became a majority owned subsidiary of the Company, and the existing businesses of the Company were disposed of. one day after the closing.  From and after September 18, 2008, the Company has and will engage only in Duratech’s businesses, and any other businesses that it may acquire.

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan.  The Company has three principal products that it offers: first, the company builds on-site conventional homes through its Duratech Contracting division; second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; and, third, the company builds modular camp sites for the oil mining industry through its Duratech Structures division.

Duratech had $6.68 million in revenues for its fiscal year end January 31, 2009 compared to $4.97 million for fiscal year end January 31, 2008 and $1.53 million the prior fiscal year. Gross profit was $2,051,000 for the fiscal year end January 31, 2009 compared to $858,000 for the prior fiscal year. Including reorganization, acquisition costs and foreign currency translation gains and losses, the net income for the period end January 31, 2009 was $(935,916)  compared to $(104,735) for the prior fiscal year. Duratech has two principal strategies for growth: 1) build construction for its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended January 31, 2009 and January 31, 2008. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

			For the
	For the year ended		year ended
	January 31,2009		January 31, 2008
	US$	% of Revenue	US$	% of Revenue

OPERATING REVENUES	6,678,563	100.0%	4,974,460	100.0%

GROSS PROFIT	2,051,640	30.7%	858,572	17.3%

OPERATING EXPENSES:
Selling, general and administrative	991,689	14.9%	396,670	7.9%
Payroll expense	1,712,613	25.6%	489,321	9.8%
Bad debt expense	62	* %	3,746	* %
Depreciation	124,397	1.9%	21,598	* %

TOTAL OPERATING EXPENSES	2,828,761	42.4%	911,335	18.3%

NET INCOME/(LOSS) FROM OPERATIONS	(777,121)	(11.6)%	(52,763)	(1.0)%

OTHER INCOME/(EXPENSE)
Other Income	-0-	-0-%	-0-	-0-%
Interest Expense	(277,653)	(4.1)%	(48,704)	(*)%
Interest Income	3,781	* %	2,600	* %
NET OTHER INCOME/(EXPENSE)	(273,872)	(4.1)%	(46,104)	* %

NET INCOME/(LOSS) FROM CONTINUE OPERATIONS	(1,050,993)	(15.7)%	(98,867)	(2.0)%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	115,077	1.7%	(5,868)	(*)%

COMPREHENSIVE INCOME (LOSS)	(935,916)	(14.0)	(104,735)	(2.1)%

Income tax benefit	-0-	-0-%	-0-	-0-%

NET LOSS	(935,916)	(14.0)%	(104,735)	(2.1)%

Net loss per share – Basic and diluted	(0.02)		(0.54)

Weighted average number of shares outstanding – Basic and diluted	44,257,967		195,514

* Less than one percent.

FISCAL YEAR ENDED JANUARY 31, 2009 COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 2008

Operating Revenues. Revenues for the 2009 fiscal year were $6.68 million, compared to revenues for the 2008 fiscal year of $4.97 million. The increase in revenues of $1.71 million is principally attributable to the growth in housing sales of $1 million through its Duratech Structures division and $650,000 through Duratech Contracting division.  Sales for Duratech Contracting division increased from $3.12 million for fiscal year 2008 to $3.76 million for fiscal year 2009 due to an increase in new home sales.  The Duratech Structures division went from $1.857 million for fiscal year 2008 to $2.921 million in sales for fiscal year 2009 due to the increase in sales of modular structures.

Gross Profit. Gross profit for the 2009 fiscal year was $2,051,640 compared to gross profit for the 2008 fiscal year of $858,572. The increase in gross profit is attributable to an increase in sales of the company as described above.  The gross profit for Duratech Contracting division increased from $336,000 to $1,227,000 principally due to increase in new home sales.  The gross profit for Duratech Structures division increased from $522,000 to $824,000 reflecting the increase in sales of modular structures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 2009 fiscal year were $991,689, compared to selling, general and administrative expenses for the 2008 fiscal year of $396,670, an increase of about $600,000 principally due to transition costs associated with turning-around and expanding its core business and additional overhead expenses associated with taking the company public.

Payroll Expense. Payroll expense for the 2009 fiscal year were $1,712,613, compared to payroll expense for the 2008 fiscal year expense of $489,321 principally due to an increase in business operations at Duratech Contracting division and Duratech Structures division in anticipation of greater growth that did not materialize because of global economic conditions.  The Company subsequently scaled back its operations and overhead to be more in line with expected on-going operations going forward.

Other Expenses. Bad debt expense for the 2009 fiscal year was $62 compared to $3,746 for the same period in the prior year; interest expense for the 2009 fiscal year was $277,653 compared to $48,709 for the 2008 fiscal year due to larger borrowings associated with more houses under construction; and depreciation and amortization expense for 2009 was $124,397 compared to $21,598 for the 2008 fiscal year due to greater property plant and equipment associated with larger operations and purchase of Truss Equipment which is expected to save the company money in the future.

Net Other Income. Net other income for the 2009 fiscal year was $3,781 compared to $2,600 for the 2008 fiscal year.  This income is from interest earned on balances carried by the company.

Net Income. Net loss for the 2009 fiscal year was $(1,050,993) compared to net loss for the 2008 fiscal year of $(98,867). The increase in net loss is principally attributable to the increase in payroll and selling, general and administrative expenses in fiscal year 2009 including turn-around costs and acquisition expenses related to reverse merger. The company does not expect to continue incurring losses going forward as the company has scaled back its operations and overhead in line with current revenue levels and can increase staff as economic conditions improve.  The net loss for 2008 was $(72,515) for Duratech Contracting division and $(26,352) for Duratech Structures division principally due to expansion and overhead costs incurred by each entity.  The net loss for fiscal year 2009 was $(774,965) for Duratech Contracting division which included overhead expenses for the Company and $(276,028) for Duratech Structures division.

Foreign Currency Gains/Losses. Because the Company operates in Alberta and Saskatchewan, Canada, the company does incur foreign currency gains/losses for US GAAP reporting purposes. The Company incurred a gain on currency conversion of $115,077 for the 2009 fiscal year compared to a loss of $5,868 for the 2008 fiscal year. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at January 31, 2009 was 0.81248. The average was 0.907744.

Liquidity and Capital Resources

As of January 31, 2009, cash and cash equivalents totaled $0. The net cash used in operations for fiscal year 2009 of $589,559 decreased from 2008 fiscal year of $2,106,132 principally due to an decrease in inventories and receivables associated with new housing production as well as an increase in accounts payable. The net cash used in investing activities of $447,336 was mainly due to additions to property, plant and equipment (including (Truss equipment which was paid for with common stock) compared to $99,696 for the prior fiscal year. The decrease in financing activities of $1,036,895 for fiscal year 2009 compared to $2,196,550 in fiscal year 2007 was mainly due to the decrease in the proceeds of loans from shareholders of $592,435 which was converted into stock at the time of the reverse merger, an issuance of shares as part of the reverse-merger and less new long-term debt which was $1,454,770 in the prior fiscal year.

The working capital at January 31, 2009 was $(218,588), comprised of accounts receivable, net of $812,355, other receivables of $117,973 and inventory of $1,947,581 less payables of $961,195, customer deposit of $273,289, short term loans of $319,263; current portion of notes payable of $2,136,664 and current portion of shareholder notes payable of $70,308.

The Company is currently experiencing the effects of a worldwide recession and decreased demand for its products. The western provinces of Canada such as Alberta and Saskatchewan, which had seen a shift in Canada’s economic power to those areas because of oil revenues, have been keenly affected because of the sharp decline in oil prices that began in the last quarter of 2008.   The slump in oil prices has caused oil companies in the region to curtail investment spending, which has resulted in, among other things, increased unemployment, lower wages, a slowdown in housing construction and a weakening housing market.  In addition, construction of modular campsites for oil production facilities has declined as a result of the slower growth in the oil industry.

If economic conditions were to worsen and the Company’s products became unsellable, the Company would not be able to recover the full cost of its inventory.  As a result, operations could deteriorate and our liquidity would be further diminished.  This risk, however, is principally related to the Company’s Duratech Contracting division which builds stick-built homes and has approximately $1 million in inventory.  The Company does not expect that this inventory would be unsellable altogether, but may well have to be sold at a lower profit then in the past.  The Company does not expect at this time that it would have to sell such inventory below its cost.  The Company’s Duratech Structures division builds modular homes and other structures on a contractual basis and is paid as work is done so there is little risk that the Company’s inventory for these lines of business would be impacted.

Going forward we will rely substantially on revenue from existing contracts, new business development efforts, and friendly investors that have indicated a willingness to support the Company.  Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned.  To date, the Company has had investors willing to contribute equity or private loans to finance on-going operations.  In addition, the Company does have existing relationships with lending institutions to provide financing on inventory and/or completed homes, including joint venture relationships with P&R Gateway Development Inc. and 1371009 Alberta Ltd., which are willing to finance up to $250,000 of the cost of a project.

However, private parties are under no legal obligation to provide us with future capital infusions and the global economic environment could impact banks willingness to continue to lend on real estate.  Furthermore, the economic conditions within Canada, particularly as a result of natural resources markets, could impact future interest in housing and modular buildings.  Overall, we have funded our cash needs from inception through January 31, 2009 with a series of private loan, debt and equity transactions.

Demand for our products will be dependent upon, among other things, market acceptance of our products, the real estate market in general, and global economic conditions.  Inasmuch as a major portion of our activities is the receipt of revenues from the sales of new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods.  The Company does believe that the Alberta and Saskatchewan regions, where its principle operations are located, will continue to be attractive Canadian markets, and that these areas will be less impacted by overall economic conditions, but there is no guarantee this will remain so going forward.

The Company has provided a detailed list of risks and cautionary statements in prior filings, including Form 8-K filed with the Commission on September 24, 2008 which is incorporated herein by reference.

Critical Accounting Policies and Estimates

The discussion and analysis of Duratech’s financial condition presented in this section are based upon the audited consolidated financial statements of Duratech Group Inc., which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements Duratech is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Duratech evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. Duratech bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” Duratech identified the most critical accounting principles upon which its financial status depends. Duratech determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets.  Duratech presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Presentation and Foreign currency translation—These consolidated financial statement have been prepared in accordance with US generally accepted accounting principles (GAAP) and translated into U.S dollars. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at January 31, 2009 was 0.81248. The average was 0.907744.

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

Revenue Recognition— Revenues from long-term construction contracts (over one year) of the Duratech Contracting division are recognized using the percentage-of-completion method. Revenues from short-term contracts of the Duratech Structures division are recognized as the work is performed and related costs are incurred. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repair costs. General and administrative costs are charged to expense as incurred.

As a result of the global economic environment and decrease in natural resource prices, demand for on-site conventional homes (long-term construction contracts) have slowed slightly and prices have decreased up to 10% in some markets.  In regards to short-term contracts, the Company has found continued demand for ready-to-move (RTM) homes and a moderation of demand for modular camp sites for the oil mining industry.  The Company expects demand for modular camp sites accelerate with any increase in natural resource prices, principally oil and natural gas.

 Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and we do not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). In order to properly match revenues with expenses, we estimate construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons.

Revenue is recognized for long-term construction contract sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage-of-completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

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

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

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

Accounts Receivable— Accounts deemed uncollectible are written off in the year they become uncollectible.  For the years ended January 31, 2009 and 2008, no amounts were deemed uncollectible as of January 31, 2009.  Outstanding Accounts Receivable as of January 31, 2009 was $812,355.  Typical payment terms for short-term contracts are 30% down, 60% upon completion and 10% holdback to be released once the structure is on-site and attached.  Typical payment terms for stick-built homes (long-term construction contracts) are four draws from bank upon completion of backfill, lockup, ready-to-paint and at completion and a 10% holdback is held for 45 days to allow for builder liens by lawyer.  Accounts receivable are considered current as long as there is reasonable expectation that payments will be made as agreed upon or otherwise negotiated, but in no event longer than 12 months.  The Company evaluates collectability based on receiving payments as agreed upon or as otherwise negotiated.

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

Inventory—Inventory is stated at the lower of accumulated cost or fair value, as determined in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accumulated cost includes costs associated with land acquisition, land development, and home construction costs, including certain direct and indirect overhead costs related to development and construction. Land acquisition and development costs are allocated to individual lots using actual lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the project. The specific identification method is used to accumulate home construction costs.

Cost of sales includes the construction cost of the home, the actual lot cost for the home or project, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home.  Any costs incurred but not yet paid are expensed as incurred and are typically very nominal in nature because the construction projects have been completed before recorded as sales.  The construction cycles for the long-term construction projects (stick-built homes) are approximately one year and for the short-term construction projects (modular and ready-to-move homes) are approximately two to three months.

For those projects for which construction and development activities have been idled for an extended period of time, longer than three months, an impairment analysis will be performed to determine if an adjustment may be necessary.  If the fair market value of a home (based on comparable units in the market) is less than its cost, this would suggest impairment and an appropriate adjustment would be made.  Recent market activity has shown that such fair market value estimates are not very sensitive or subjective.  These analyses are performed on a regular basis and confirmed before filing documents with the Commission.

Customer deposits—The cash deposit received from customers when project in progress are shown in the balance sheet as current liabilities and apply against the revenue expected from customers when the project is terminated and the customers are billed. The deposit is without interest.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.   Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Canadian$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in economic environments without notice.

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Item 8.  Financial Statements and Supplementary Data

--------------------

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

UpSnap Inc. F/K/A Duratech Group Inc.

January 31, 2009

-------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Duratech Group, Inc. F/K/A Duratech Contracting, Inc.

We have audited the accompanying consolidated balance sheets of UpSnap Inc. F/K/A Duratech Group, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended January 31, 2009. UpSnap Inc. F/K/A Duratech Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UpSnap Inc. F/K/A Duratech Group, Inc. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company has suffered a loss and has a net deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
May 14, 2009

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Balance Sheet

	As of	As of
	January 31, 2009	January 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Accounts Receivable--Related Party	-	$89,289
Accounts Receivable	812,355	466,522
Other Receivables (Deposits/Holdback)	117,973	-
Inventory	1,947,581	2,193,015
TOTAL CURRENT ASSETS	3,542,131	2,748,826

OTHER ASSETS	365,934	-
PROPERTY, PLANT, AND EQUIPMENT, NET	638,305	190,969
TOTAL ASSETS	$3,882,148	$2,939,795

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$319,263	$539,319
Notes Payable, current	2,136,664	1,597,324
Shareholder Notes Payable, current	70,308	662,743
Accounts Payable and Accrued Liabilities	961,195	290,481
Customer Deposits	273,289	53,682
TOTAL LIABILITIES	3,760,719	3,143,549

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Non-Voting Shares, Class C, unlimited shares authorized, 158,096 issued	-	38,000
Class, A, B, and C Common Voting Shares, unlimited shares authorized, 195,514 issued	-	9,776
Class D, E, and F non-voting shares, unlimited authorized, none issued	-	-
Common Stock ($.001 par value, 97,500,000 authorized; 75,224,676 issued and outstanding)	75,225
Paid in Capital	1,403,688	(52,160)
Retained Earnings/(Accumulated Deficit)	(1,357,484)	(199,370)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(121,429)	(203,754)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,882,148	$2,939,795

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statement of Operations

	For the years ended January 31,
	2009	2008
SALES AND COST OF SALES
Sales	$6,678,563	$4,974,460
Cost of Sales	4,626,923	4,115,888
Gross Profit	2,051,640	858,572

EXPENSES
Selling, general and administrative	991,689	396,670
Payroll Expense	1,712,613	489,321
Bad Debt Expense	62	3,746
Depreciation	124,397	21,598
TOTAL EXPENSES	2,828,761	911,335

Net Income/(Loss) from Operations	(777,121)	(52,763)

OTHER INCOME/(EXPENSE)
Other Income	-	-
Interest Expense	(277,653)	(48,704)
Interest Income	3,781	2,600
NET OTHER INCOME/(EXPENSE)	(273,872)	(46,104)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(1,050,993)	(98,867)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	115,077	(5,868)

COMPREHENSIVE INCOME (LOSS)	(935,916)	(104,735)

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statement of Stockholders' Deficit

	Duratech (Pre-Merger)		Duratech (Pre-Merger)		UpSnap (Post-Merger)
	Preferred Shares--Class C		Class A		Class A
	Stock	Shares	Stock	Shares	Stock	Shares	Paid in Capital/(Distributions)	Retained Earnings/(Accumulated Deficit)
Balances, February 1, 2007	158,096	$38,000	222,693	$11,443	$-	$-	$(24,035)	$89,732
Adjustment to Stock	-	-	(27,179)	(1,467)	-	-	-	-
Negative Equity from Structures Acquisition	-	-	-	-	-	-	-	(184,367)
Net Income (loss)	-	-	-	-	-	-	-	(98,867)
Comprehensive Income (Loss)	-	-	-	-	-	-	-	(5,868)
Balances, January 31, 2008	158,096	$38,000	195,514	$9,976	$-	$-	$(52,160)	$(199,370)
Adjustment to Stock (Reverse Merger)	(158,096)	(38,000)	(195,514)	(9,976)	73,720	73,719,666	$1,027,205	-
Net Income (loss)	-	-	-	-	-	-	-	(1,050,993)
Comprehensive Income (Loss)	-	-	-	-	-	-	-	115,077
Issuance of New Shares	-	-	-	-	1,505	1,505,010	428,643	-
Prior year adjustments	-	-	-	-	-	-	-	(222,198)
Balances, January 31, 2009	0	0	0	0	75,225	75,224,676	1,403,688	(1,357,484)

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statements of Cash Flows

	For the years ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss) from continued operations	$(1,050,993)	$(98,867)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	124,397	21,598
Bad Debt Expense	62	3,746
Foreign Currency Translation Gain/(Loss)	115,077	(5,868)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(345,833)	(364,378)
(Increase)/Decrease in Accounts Receivable--Related Party	89,289	(89,289)
(Increase)/Decrease in Current Portion of Loans and Notes Receivable	(539,340)	4,530
(Increase)/Decrease in Other Receivables	(117,973)	-
(Increase)/Decrease in Inventories	245,434	(1,789,061)
Increase/(Decrease) in Accounts Payable and Accrued Expenses	670,714	157,775
Increase/(Decrease) In Customer Deposits	219,607	53,682
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(589,559)	(2,106,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant, and Equipment	(447,336)	(99,696)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(447,336)	(99,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(Payment) of Notes Payable	-	(9,471)
Proceeds/(Payment) of Shareholder Loans	-	(236,852)
Proceeds from Long-term Debt	-	1,454,770
Proceeds from Shareholder Loans	(592,435)	662,743
Issuance of shares for Equipment	431,653	-
Conversion of Shareholder Loans to Equity	592,435	-
Conversion of Duratech Stock for UpSnap Stock	825,298	-
Bank Overdraft	(220,056)	539,319
Proceeds/(Payment) from Share Redemption	-	(29,592)
Payment for Structures Acquisition	-	(184,367)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,036,895	2,196,550

NET INCREASE IN CASH AND
CASH EQUIVALENTS	-	(9,278)
CASH AND CASH EQUIVALENTS:
Beginning of Period	-	9.278

End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$277,653	$131,850
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business—UpSnap, Inc. (“UpSnap” or “the Company”) was incorporated on July 24, 2003 under the laws of the State of Nevada.  The Company was a Development Stage Company, as defined by the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

On August 29, 2008, UpSnap Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company; Tony Philipp, an officer, director and shareholder of Company (“Philipp”); Duratech Group Inc., an Alberta, Canada corporation (“Duratech”) and the shareholders of Duratech (“Duratech Shareholders”), including Peter Van Hierden, a citizen of Alberta, Canada and owner directly or indirectly of approximately 96% of the share capital of Duratech (“Van Hierden”).

Upon closing of the share exchange transaction (the “Share Exchange”) on September 17, 2008, the Duratech Shareholders transferred all of their shares of common stock in Duratech to the Company in exchange for an agreement to issue to them an aggregate of 50,349,342 shares of Common Stock of the Company, resulting in Duratech becoming a majority owned subsidiary of the Company.

After the consummation of the transactions contemplated by the Share Exchange Agreement, the Company, on the day after the Closing Date, consummated the sale of its assets related to its mobile information search services, subject to assumption and payment of all of the Company’s liabilities related to periods prior to the closing, to UpSnap Services, LLC, a North Carolina limited liability corporation (“UpSnap Services”), which is owned by Philipp, pursuant to an Asset Purchase Agreement dated as of August 29, 2008 (the “Asset Purchase Agreement”). As part of the reverse merger, the Company will cease engaging in the mobile information search services business.

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

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan.  The Company has three principal products that it offers: First, the company builds on-site conventional homes; Second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; Third, the company builds modular comp sites for the oil mining industry; and Fourth, the company brings modular and manufactured homes from the United States where markets have been depressed and homes can be bought at discount prices.

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

Presentation and Foreign currency translation—These consolidated financial statement have been prepared in accordance with US generally accepted accounting principles (GAAP) and translated into U.S dollars. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at January 31, 2009 was 0.81248. The average was 0.907744.

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition— Revenues from long-term construction contracts (over one year) of the Duratech Contracting division are recognized using the percentage-of-completion method. Revenues from short-term contracts of the Duratech Structures division are recognized as the work is performed and related costs are incurred. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repair costs. General and administrative costs are charged to expense as incurred.

As a result of the global economic environment and decrease in natural resource prices, demand for on-site conventional homes (long-term construction contracts) have slowed slightly and prices have decreased up to 10% in some markets.  In regards to short-term contracts, the Company has found continued demand for ready-to-move (RTM) homes and a moderation of demand for modular camp sites for the oil mining industry.  The Company expects demand for modular camp sites accelerate with any increase in natural resource prices, principally oil and natural gas.

 Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and we do not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). In order to properly match revenues with expenses, we estimate construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons.

Revenue is recognized for long-term construction contract sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage-of-completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

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

Advertising Costs—Advertising costs are expensed as incurred.  For the years ended January 31, 2008 and 2007, the company incurred $39,019 and $14,773 respectively.

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

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable— Accounts deemed uncollectible are written off in the year they become uncollectible.  For the years ended January 31, 2009 and 2008, no amounts were deemed uncollectible as of January 31, 2009.  Outstanding Accounts Receivable as of January 31, 2009 was $812,355.  Typical payment terms for short-term contracts are 30% down, 60% upon completion and 10% holdback to be released once the structure is on-site and attached.  Typical payment terms for stick-built homes (long-term construction contracts) are four draws from bank upon completion of backfill, lockup, ready-to-paint and at completion and a 10% holdback is held for 45 days to allow for builder liens by lawyer.  Accounts receivable are considered current as long as there is reasonable expectation that payments will be made as agreed upon or otherwise negotiated, but in no event longer than 12 months.  The Company evaluates collectability based on receiving payments as agreed upon or as otherwise negotiated.

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

Inventory—Inventory is stated at the lower of accumulated cost or fair value, as determined in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accumulated cost includes costs associated with land acquisition, land development, and home construction costs, including certain direct and indirect overhead costs related to development and construction. Land acquisition and development costs are allocated to individual lots using actual lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the project. The specific identification method is used to accumulate home construction costs.

Cost of sales includes the construction cost of the home, the actual lot cost for the home or project, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home.  Any costs incurred but not yet paid are expensed as incurred and are typically very nominal in nature because the construction projects have been completed before recorded as sales.  The construction cycles for the long-term construction projects (stick-built homes) are approximately one year and for the short-term construction projects (modular and ready-to-move homes) are approximately two to three months.

For those projects for which construction and development activities have been idled for an extended period of time, longer than three months, an impairment analysis will be performed to determine if an adjustment may be necessary.  If the fair market value of a home (based on comparable units in the market) is less than its cost, this would suggest impairment and an appropriate adjustment would be made.  Recent market activity has shown that such fair market value estimates are not very sensitive or subjective.  These analyses are performed on a regular basis and confirmed before filing documents with the Commission.

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

The estimated annual depreciation expense is $124,397 per year.  Total depreciation expense for the years ended January 31, 2009 and 2008 were $124,397 and $21,598 respectively.

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Customer deposits—The cash deposit received from customers when project in progress are shown in the balance sheet as current liabilities and apply against the revenue expected from customers when the project is terminated and the customers are billed. The deposit is without interest.

Recent Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.   Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2009 and 2008 is summarized as follows:

          Cash paid during the years for interest and income taxes:

	2009	2008

Interest	$277,653	$131,580
Income Taxes	$-	$-

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2009:

Asset	Cost	Accumulated Depreciation	Net Book Value

Land	$32,855	$-	$32,855
Buildings	69,088	6,660	62,428
Tools and Equipment	457,908	72,045	385,863
Small Tools and Equipment	19,294	9,878	9,416
Computer and Office Equipment	47,002	22,473	24,529
Automobiles	97,485	55,486	41,999
Leasehold Improvements	99,752	18,537	81,215
	$823,384	$185,079	$638,305

One half of the depreciation is used in the year of acquisition.

NOTE D—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes or Canadian taxes for the year ended January 31, 2009.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

For the twelve month periods ended September 30, 2008 and 2007, prior to the reverse-merger with Duratech, the Company incurred net operation losses and accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  For the period ending September 30, 2008, the Company had additional net operating loss carry-forward for its operations through September 17 prior to the completion of its share exchange agreement with Duratech.  The figures here reflect an estimate of those net operating loss carry-forward (see the Company’s 10-QSB for the period ending June 30, 2008 filed on August 13, 2008 for additional information).  Thus, at September 30, 2008, the Company had approximately $8,881,662 of accumulated net operating losses.  The net operating loss carry-forwards, if not utilized, will begin to expire in 2022.

The components of the Company’s deferred tax asset are as follows:

	Twelve Month Period Ended September 30	Twelve Month Period Ended September 30

	2008	2007

Federal and state income tax benefit	$5,909,622	$1,040,214
Change in valuation allowance on deferred tax assets	(5,909,622)	(1,040,214)
Net deferred tax assets	$-	$-

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Twelve Month Period Ended September 30	Twelve Month Period Ended September 30

	2008	2007

Federal and state statutory rate	$5,909,622	$1,040,214
Change in valuation allowance on deferred tax assets	(5,909,622)	(1,040,214)
	$-	$-

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE D—INCOME TAXES

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended September 30, 2008 is as follows:

	2008	2007
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

The Company’s principle subsidiary (Duratech Group Inc.) is subject to income taxes on income arising in or derived from the tax jurisdiction in which it is domiciled and operates (Canada).  However, because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by $1,050,993 and $98,867 for the year ended January 31, 2009 and 2008 respectively.

The components of Company’s estimated deferred tax asset, calculated using federal and state effective tax rates, as of January 31, 2009 and 2008 are as follows:

	Twelve Month Period Ended January 31	Twelve Month Period Ended January 31

	2009	2008

Federal and state income tax benefit	$1,050,993	$98,867
Change in valuation allowance on deferred tax assets	(1,050,993)	(98,867)
Net deferred tax assets	$-	$-

As of January 31, 2009, the Company had Canadian net operating loss carryforwards of approximately $1,372,058 which will expire at various times through the year 2028.

NOTE E—NOTES PAYABLE

Description	Rate	Balance

Note due September 30, 2017	prime rate plus 1.5%	$279,519
Note due June 30, 2009	prime rate plus 2%	$135,492
Demand Note	various	$119,418
Demand Note	various	$851,988
Residential Line of Credit [a]	various	$750,247
		$2,136,664
[a] This is a residential loan line of credit. Progress loans are available upon satisfactory inspection.

There are no covenants associated with the above debt arrangements.

NOTE F—FINISHED GOODS AND WORK IN PROGRESS INVENTORY

Land (finished goods) and residential spec home inventory is valued at the lower of cost and net realizable value with the cost being determined on an actual cost basis. Presold residential homes in work in Progress are recorded at the actual expenses incurred incurred to date.

Raw materials inventory is stated at the lowest cost, on first-in, first-out basis, and net realizable value. Periodic inventory method is used for it evaluation.

Inventories are as follows:

Raw Materials	$72,939
Work in Progress	$1,382,604
Finished Goods	$492,038
$1,947,581

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE G—SEGMENT REPORTING

The Company has two reportable segments—Duratech Structures, Inc. and Duratech Contracting, Inc.

The Net Sales and Profit/(Loss) by Segment for the year ended January 31, 2009 are as follows:

Net Sales by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$2,921,420	$3,757,143	$6,678,563
Cost of Sales	2,096,948	2,529,975	4,626,923
Gross Profit	$824,472	$1,227,168	$2,051,640

Profit/(Loss) by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(276,028)	$(774,965)	$(1,050,993)

The Net Sales and Profit/(Loss) by Segment for the year ended January 31, 2008 are as follows:

Net Sales by Segment	For the year ended January 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$1,857,508	$3,116,952	$4,974,460
Cost of Sales	1,334,844	2,781,043	4,115,888
Gross Profit	$522,664	$335,908	$858,572

Profit/(Loss) by Segment	For the year ended January 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(26,352)	$(72,515)	$(98,867)

Total Assets by Segment as of January 31, 2009 and 2008 are as follows:

Total Assets by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$1,034,908	$2,847,240	$3,882,148

Total Assets by Segment	For the year ended January 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$718,535	$2,221,260	$2,939,795

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

NOTE H—EQUITY

OUTSTANDING SHARE DATA

The outstanding share data as at January 31, 2009 and September 30, 2007 is as follows:

	Number of shares outstanding

	2009	2007

Common shares	75,224,676	22,170,324
Options to purchase common shares	21,520,334	1,120,000
Warrants to purchase common shares	2,360,000	2,360,000
Debentures convertible to common shares	-	-
Accrued interest convertible to common shares	-	-

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE H—EQUITY (CONTINUED)

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended January 31, 2009 are shown in the following table:

Expected volatility	70.0%
Expected dividends	0%
Expected terms	6.0-6.25 years
Pre-vesting forfeiture rate	50%
Risk-free interest rate	4.45%-4.76%

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

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE H—EQUITY (CONTINUED)

A summary of the time-based stock awards as of January 31, 2009, and changes during the quarter ended January 31, 2009, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2,570,000	$0.10

Granted (part of Share Exchange Agreement)		$0.05

Forfeited or expired	-	$-

Outstanding January 31, 2009	21,520,334	$0.056

Exercisable at January 31, 2009	2,570,000	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at January 31, 2009:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years
$0.10	700,000	8.25
$0.10	170,000	9.34
$0.10	1,700,000	9.42
$0.10	18,950,334	9.67
	21,520,334	9.60

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price
$0.10	2,570,000	$0.10
$0.016 – 0.125	18,950,334	$0.05

	21,520,334

The exercise price of stock options granted during the period ended January 31, 2009 was equal to the market price of the underlying common stock on the grant date.

There was no aggregate intrinsic value as of January 31, 2009. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE H—EQUITY (CONTINUED)

A summary of warrant activity for the period ended January 31, 2009 is as follows:

Series B
	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, September 30, 2007	1,800,000	$1.10	1,800,000	$1.10
Granted	-
Expired	-
Exercised	-	-		-

Outstanding, January 31, 2009	1,800,000	$1.10	1,800,000	$1.10

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, September 30, 2007	560,000	$0.90	560,000	$0.90
Granted	-
Exercised	-

Outstanding, January 31, 2009	560,000	$0.90	560,000	$0.90

At January 31, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price

$1.10	1,800,000	$1.10	2.53	1,800,000	$1.10
$0.90	560,000	$0.90	2.62	560,000	$0.90
	2,360,000			2,360,000

The Company may from time to time reduce the exercise price for any of the warrants either permanently or for a limited period or extend their expiration date.

RETAINED EARNINGS—PRIOR YEAR ADJUSTMENT

The Company made a prior year adjustment of $222,198 to reflect cost of goods sold for two projects that had been completed and sold in the period ending January 31, 2008.

NOTE I—COMMITMENTS/LEASES

As of January 31, 2009, the company had commitments for the acquisition of residential lots and land. The company had paid non-refundable deposits $ 24,374. This deposit is included in Other receivable.

NOTE J—RELATED PARTIES

The Company has an outstanding amount Due to a shareholder in the amount of $70,308.  This outstanding amount is due upon demand, is unsecured and does not bear an interest rate.

NOTE K—GOING CONCERN

As shown in the accompanying financial statements, the Company had a loss for the year ended January 31, 2009.  During the years ended January 31, 2009 and 2008, the Company had a net loss of $935,916 and $104,735 respectively.  The Company has a net deficiency of $1,357,484.

Management believes that actions presently being taken to win more contracts, raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Peter van Hierden CEO”) and Chief Financial Officer, Richard von Gnechten (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9A(T).  Controls and Procedures

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of January 31, 2009.

As a result of the evaluation of the effectiveness of the Company’s internal control over financial reporting, referred to in the paragraph above, the Company’s management has identified a material weakness related to its inability to provide management’s annual report on internal control over financial reporting on a timely basis.  A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have two directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position

Peter van Hierden	49	President, Chief Executive Officer, Director
Richard von Gnechten	44	Chief Financial Officer, Director

Backgrounds of Directors

Executive Officers and Directors

Peter Van Hierden, a director, is President and CEO and principal owner of Duratech Group, Inc. Duratech is engaged in the homebuilding and manufactured housing business in Alberta and Saskatchewan, Canada, which are experiencing rapid growth primarily because of commodities such as oil, uranium and diverse mining. Duratech operates through its business units Duratech Contracting and Duratech Structures and through its ownership of 50% of the share capital of two joint venture companies: P&R Gateway Developments Inc. and 1371009 Alberta Ltd., both Alberta corporations. Mr. Van Hierden has been an entrepreneur for over 30 years, having started, run, bought and sold companies over that time period. Over the past 15 years, he helped successfully turn around the profitability, from a loss to a profit, of six companies ranging from $1 million to $30 million in revenue.

Richard von Gnechten, a director since April 19, 2006, has served since 2005 as President and CEO of Ravon Corp., which provides corporate financial advisory services. Mr. von Gnechten joined Hawaiian Electric Company (HECO) in 1991 and served as Financial Vice President & CFO from 2000 to 2004, managing/implementing Sarbanes-Oxley, SEC and NYSE compliance. During his tenure, Hawaiian Electric was recognized by a Dow Jones public company survey as a top 5 company for corporate governance and top 10 for disclosure transparency. Mr. von Gnechten also serves as Managing Director and CEO for Global Kingdom Finance Co. and Partner of Naviscent Group, LLC and board member for several companies.  He has an MBA from Dartmouth’s Tuck School of Business, Financial Management Program graduate from Stanford’s Graduate School of Business and a degree in Economics from the University of Denver.

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

Our Board of Directors met in person or via telephone occasionally during our fiscal year ended January 31, 2009. Each member of the Board of Directors attended at least 75% of the meetings.

Board Committees

The Company presently does not have a compensation committee or nominating committee. The Company does have an audit committee, with committee duties currently carried out by a member of our Board of Directors. Our Board of Directors has determined that the audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that the member is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Board of Directors has not adopted a written charter for the audit committee as the management of the Company believes that until this point it has been premature at the current stage of the Company’s management and business development to adopt a formal charter.

The same reasoning applies to the decision not to form a compensation or nominating committee. However, the new management of the Company may form a compensation and nominating committee in the future. Until these committees are established, these decisions will continue to be made by the Board of Directors. New management may also adopt a formal audit committee charter. Although the Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, the Board considers the candidate’s character, judgment, skills and experience in the context of the needs of the Company and the Board of Directors.

The Company’s Board of Directors does not currently provide a process for stockholders to send communications to the Board of Directors as the Company management believes that until this point it has been premature given the limited liquidity of the common stock of the Company to develop such processes. However, the new management of the Company may establish a process for stockholder communications in the future.

Director Compensation

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.

Significant Employees

Other than the two individuals serving as directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, comptroller, chief accounting officer and persons performing similar functions, (the "Code of Ethics"), a copy of which is included as Exhibit 14 to our Form 10-KSB for the fiscal year ended September 30, 2005, and is incorporated herein by reference. The Code of Ethics is designed with the intent to promote the following:

	Honest and ethical conduct

–	Accurate financial records and periodic reports

–	Compliance with all applicable governmental laws, rules and regulations

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended January 31, 2009. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

-	Recruiting and retaining talented leadership.
-	Implementing measurable performance targets.
-	Correlating compensation directly with shareowner value.
-	Emphasizing performance based compensation, progressively weighted with seniority level.
-	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Alberta, Canada province that we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure, and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is based salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of UpSnap, Inc. during the years 2008, 2007 and 2006, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Peter Van Hierden	2009	$30,000	-	-	-	-	-	-	$30,000
CEO	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Richard Von Gnechten	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Tony Philipp(1)	2007	$120,000	-	-	-	-	-	-	$120,000
	2006	$120,000	-	-	-	-	-	-	$120,000
	2005	-	-	-	-	-	-	-	-

 (1)  Mr. Philipp was our former Chairman and CEO who resigned as CEO on September 17, 2008.

Option Grants in Last Fiscal Year

There were no options granted to Philipp during the year ended September 30, 2007. There were options to purchase 1,000,000 shares of Common Stock granted to Philipp during the nine-months ended June 30, 2008, exercisable at $.10 per share, vesting over a four year period, with all unvested options to vest upon the Closing.

During the year ended September 30, 2007 and the nine-months ended June 30, 2008, Philipp did not exercise any stock options.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Tony Philipp	5/14/08	0	0	0	0	0	0	0	1,000,000	$0.10	0

Employment Agreements

The Company has no employment agreements with any of its employees.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Directors’ and Officer’s Liability Insurance

During the preceding year the Company had insurance insuring directors and officers against liability.

Change of Control

As of January 31, 2009, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 31, 2009, the number of shares of the Company’s Common Stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by the directors and officers of the Company. The number of common shares issued and outstanding as of January 31, 2009, was 97,500,000, each with a par value of $0.001, and 23,780,334 options or warrants on common shares.

Title of Class	Name and Address	Number of Shares Owned(1)		Percent of Voting Power(2)

Principal Stockholders

Common	Janet Van Hierden 2920 9th Avenue North Lethbridge, Alberta, Canada T1H 5E4	48,340,284	(3)	49.5%

Common	Tony Philipp P.O. Box 2399 Davidson, North Carolina 28036	4,910,000	(4)	5.0%

Directors and Executive Officers

Common	Peter Van Hierden 2920 9th Avenue North Lethbridge, Alberta, Canada T1H 5E4	48,340,284	(3)	49.5%
Common	Richard von Gnechten 2920 9th Avenue North Lethbridge, Alberta, Canada T1H 5E4	1,365,265	(5)	1.4%

Common	All Officers and Directors as a Group (2 persons)	49,705,549		51.0%

(1)   Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(2)
Based on 73,719,666 issued and outstanding shares of common stock and 23,780,334 options to purchase shares of common stock as of the Closing Date, for a total of 97,500,000 issued and outstanding.shares and shares reserved for issuance.

(3)
Janet Van Hierden and Peter Van Hierden are husband and wife, and beneficially own the 6,387,729 and 41,255,710 shares, respectively, of Common Stock owned by each and 2,765,292 options to purchase Common Stock owned by Peter Van Hierden. In addition, Mr. and Mrs. Van Hierden beneficially own 580,703 shares of Common Stock owned by their son Jason Van Hierden and the 116,141 shares of Common Stock owned by their son Brendon Van Hierden.  They also beneficially own the 547,837 options to purchase shares of Common Stock owned by their daughter Amanda Van Hierden and the 273,919 options to purchase shares of Common Stock owned by their daughter Carlarene Van Hierden.

(4)	Mr. Philipp’s shareholdings are comprised of 1,000,000 fully-vested options and 3,910,000 shares. Mr. Philipp is the former CEO of the Company, who resigned on September 17, 2008.
(5)   Mr. von Gnechten owns 1,054 shares of Common Stock and 1,364,211 options to purchase Common Stock.

Item 13.  Certain Relationships, Related Transactions and Director Independence

For the ten-months ended July 31, 2008, Philipp, the CEO, advanced a total of $61,333 to the Company. For the year ended September 30, 2007 and 2006, Philipp advanced $0 and $0 to the Company, respectively. Philipp was paid $32,000 by the Company for 2008 (as of July 31, 2008), and has an accrued salary for 2008 amounting to $61,333 (as of July 31, 2008).

After the consummation of the transactions contemplated by the Share Exchange Agreement, the Company sold its assets related to its mobile information search services, subject to assumption and payment of all of the Company’s liabilities related to periods prior to the closing, to UpSnap Services, LLC, a North Carolina limited liability corporation (“UpSnap Services”), which is owned by Philipp, pursuant to an Asset Purchase Agreement dated as of August 29, 2008 (the “Asset Purchase Agreement”).

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

Pursuant to the Share Exchange Agreement and the Asset Purchase Agreement, Philipp has agreed, among other things, to indemnify and hold harmless the Company from and against all liabilities as of the Closing Date up to $200,000. As part of the Asset Purchase Agreement, the Company has agreed to contribute $130,000 to UpSnap Services at Closing solely toward the payment and discharge of the Assumed Liabilities (as defined). The $130,000 contribution is not to be used to pay any of Philipp’s advances to the Company or his accrued salary. Duratech has agreed to fund this $130,000 capital contribution. The Asset Purchase Agreement was approved by a majority of the Board of Directors, with Philipp abstaining, in accordance with Nevada Revised Statutes 78.140.

Richard A. von Gnechten, a member of the Board of the Company and also a Managing Director and CEO for Global Kingdom Finance Co., an affiliate of Duratech, was appointed as Chief Financial Officer of the Company as of September 17, 2008. He does not plan to have a salary paid by the Company, nor will he have an employment contract with the Company.

Except for the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firm of Tracy J. Anderson, CPA, our current independent auditor, and all fees billed for other services rendered by the said firms during those periods.

Year Ended January 31	2009	2008

Audit Fees (1)	20,000	0
Audit-Related Fees (2)	-	1,500
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	20,000	1,500

(1)
Audit Fee. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fee. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

The Company implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended January 31, 2009.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page 19.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a) (3) Exhibits

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement by and among UPSN, Duratech Group Inc., Philipp, van Hierden and the Duratech Shareholders , dated August 29, 2008 (1)
2.2	Asset Purchase Agreement between UPSN, UpSnap Services, LLC and Philipp, dated August 29, 2008 (1)
3.1	Articles of Incorporation of the Company(2)
3.2	By-laws of the Company (2)
3.3	Certificate of Amendment to Articles of Incorporation changing name of corporation and authorizing 3:1forward split (3)
14.1	Code of Ethics (4)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Included as an exhibit to our Form 8-K filed with the Commission on September 24, 2008.
(2)	Incorporated by reference from Exhibits 3.1 and 3.2 to UPSN’s Registration Statement on Form SB-2 filed with the Commission on September 18, 2003.
(3)	Incorporated by reference to Exhibit 3.1 from Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference from Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 27, 2005.
(5)	Filed herewith.

Reports on Form 8-K Filed in the Last Fiscal Quarter of 2008

(1)	On December 10, 2008, the Company filed a Form 8-K regarding the resignation of a director effective December 8, 2008.
(2)	On December 15, 2008, the Company filed a Form 8-K regarding the adoption of January 31 as the end of its new fiscal year.
(3)
On January 20, 2009, the Company filed a Form 8-K regarding the entry into a material definitive agreement and the unregistered sale of securities in connection with the transactions contemplated by the Preferred Stock Exchange Agreement.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC.

Date: May 18, 2009	By:	/s/ Peter van Hierden
Peter van Hierden
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Peter van Hierden	Chairman, Chief Executive Officer and Director	May 18, 2009
Peter van Hierden
/s/Richard von Gnechten	Chief Financial Officer	May 18, 2009
Richard von Gnechten