Form 10-Q
period 2009-04-30
UpSnap, Inc.
filed 2009-06-22
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes ☐ No ☒

Commission File Number 000-50560

UPSNAP, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-0118697
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Duratech Group Inc.
2920 9th Avenue North
Lethbridge, Alberta, Canada T1H 5E4
(Address of principal executive offices)

(403) 320-1778
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2009, 75,224,676 shares.

UPSNAP, INC.

Form 10-Q for the period ended April 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Balance Sheet

	As of	As of
	April 30, 2009	January 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Accounts Receivable	1,345,575	812,355
Other Receivables (Deposits/Holdback)	71,279	117,973
Inventory	2,136,512	1,947,581
TOTAL CURRENT ASSETS	3,553,366	3,542,131

OTHER ASSETS	323,882	365,934
PROPERTY, PLANT, AND EQUIPMENT, NET	659,917	638,305
TOTAL ASSETS	$4,537,165	$3,882,148

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$303,643	$319,263
Notes Payable, current	1,929,173	2,136,664
Shareholder Notes Payable, current	64,167	70,308
Accounts Payable and Accrued Liabilities	1,488,224	961,195
Customer Deposits	1,192,681	273,289
TOTAL LIABILITIES	4,977,888	3,760,719

STOCKHOLDERS' EQUITY/(DEFICIT)
Common Stock ($.001 par value, 97,500,000 authorized; 75,224,676 issued and outstanding)	75,225	75,225
Paid in Capital	1,450,871	1,403,688
Retained Earnings/(Accumulated Deficit)	(1,966,819)	(1,357,484)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(440,723)	121,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$4,537,165	$3,882,148

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statement of Operations

	For the three months ended April 30,
	2009	2008
SALES AND COST OF SALES
Sales	$800,910	$1,529,447
Cost of Sales	796,070	1,093,739
Gross Profit	4,840	435,708

EXPENSES
Selling, general and administrative	207,724	166,183
Payroll Expense	239,956	213,042
Bad Debt Expense	-	-
Depreciation	28,280	-
TOTAL EXPENSES	475,960	379,225

Net Income/(Loss) from Operations	(471,120)	56,483

OTHER INCOME/(EXPENSE)
Other Income	-	-
Interest Expense	(85,224)	(40,226)
Interest Income	-	-
NET OTHER INCOME/(EXPENSE)	(85,224)	(40,226)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(556,344)	16,257

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(8,735)	(5)

COMPREHENSIVE INCOME (LOSS)	(565,079)	16,252

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statements of Cash Flows

	For the three months ended April 30, 2009	For twelve months ended January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss) from continued operations	$(556,344)	$(1,050,003)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	28,280	124,397
Bad Debt Expense	-	62
Foreign Currency Translation Gain/(Loss)	(8,735)	115,077
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(533,220)	(345,833)
(Increase)/Decrease in Accounts Receivable--Related Party	-	89,289
(Increase)/Decrease in Current Portion of Loans and Notes Receivable	-	(539,340)
(Increase)/Decrease in Other Receivables and Other Assets	88,746	(117,973)
(Increase)/Decrease in Inventories	(188,931)	245,434
Increase/(Decrease) in Accounts Payable and Accrued Expenses	527,029	670,714
Increase/(Decrease) In Customer Deposits	919,392	219,607
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	276,217	(589,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant, and Equipment	(49,892)	(447,336)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(49,892)	(447,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(Payment) of /Notes Payable	(207,491)	-
Proceeds from Long-term Debt	-	-
Proceeds/(Payment) from Share Redemption	-	-
Proceeds/(Payment) of Shareholder Loans	(6,141)	(592,435)
Issuance of shares for Equipment	-	431,653
Conversion of Shareholder Loans to Equity	-	592,435
Conversion of Duratech Stock for UpSnap Stock	-	825,298
Bank Overdraft	(15,620)	(220,056)
Net Change in value of Paid-in-Capital/Accumulated Deficit	2,927	-
Payment for Structures Acquisition	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(226,325)	1,036,895

NET INCREASE IN CASH AND
CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS:
Beginning of Period	-	-

End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$85,224	$277,653
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business—UpSnap, Inc. (“UpSnap” or “the Company”) was incorporated on July 24, 2003 under the laws of the State of Nevada.  The Company was a Development Stage Company, as defined by the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

On August 29, 2008, UpSnap Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company; Tony Philipp, an officer, director and shareholder of the Company (“Philipp”); Duratech Group Inc., an Alberta, Canada corporation (“Duratech”) and the shareholders of Duratech (“Duratech Shareholders”), including Peter van Hierden, a citizen of Alberta, Canada and owner directly or indirectly of approximately 96% of the share capital of Duratech (“van Hierden”).

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

Duratech’s principle operations are building manufactured and stick-built homes and modular oil camps in Alberta and Saskatchewan, Canada which have historically experienced very rapid growth primarily because of commodities such as oil, uranium and diverse mining.

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan.  The Company has three principal products that it offers: First, the company builds on-site conventional homes; Second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; and Third, the company builds modular comp sites for the oil mining industry.

On July 1, 2007, Duratech Contracting Inc. acquired Duratech Structures Inc. (Previously known as Jobsite Structures). On July 28, 2008, Duratech Contracting Inc. changed its name to become Duratech Group Inc.

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

Presentation and Foreign Currency Translation—These consolidated financial statement have been prepared in accordance with US generally accepted accounting principles (GAAP) and translated into U.S dollars. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at April 30, 2009 and January 31, 2009 was 0.8384 and .0.81248, respectively. The average for the quarter ending April 30, 2009 and 2008 was 0.82544 and 0.9957, respectively.

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As a result of the global economic environment and decrease in natural resource prices, demand for on-site conventional homes (long-term construction contracts) have slowed slightly and prices have decreased up to 10% in some markets.  In regards to short-term contracts, the Company has found continued demand for ready-to-move (RTM) homes and a moderation of demand for modular camp sites for the oil mining industry.  The Company expects demand for modular camp sites to accelerate with any increase in natural resource prices, principally oil and natural gas.

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

Cash and Bank Overdraft—Cash consists of cash, cash equivalents and checks issued in excess of cash on deposit. Cash is put in the Bank account which has a negative balance. For the purpose of the cash flow statement, Bank overdrafts are also classified as cash.

Advertising Costs—Advertising costs are expensed as incurred.  For the quarter ended April 30, 2009 and 2008, the company incurred $8,460 and $0 respectively.

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable— Accounts deemed uncollectible are written off in the year they become uncollectible.  For the quarters ended April 30, 2009 and 2008, no amounts were deemed uncollectible as of April 30, 2009.  Outstanding Accounts Receivable as of April 30, 2009 was $1,345,575.  Typical payment terms for short-term contracts are 30% down, 60% upon completion and 10% holdback to be released once the structure is on-site and attached.  Typical payment terms for stick-built homes (long-term construction contracts) are four draws from bank upon completion of backfill, lockup, ready-to-paint and at completion and a 10% holdback is held for 45 days to allow for builder liens by lawyer.  Accounts receivable are considered current as long as there is reasonable expectation that payments will be made as agreed upon or otherwise negotiated, but in no event longer than 12 months.  The Company evaluates collectability based on receiving payments as agreed upon or as otherwise negotiated.

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended April 30, 2009 and year ended January 31, 2009 is summarized as follows:

          Cash paid during the years for interest and income taxes:

	April 30, 2009	Jan, 31 2009

Interest	$85,224	$277,653
Income Taxes	$-	$-

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2009:

Asset	Cost	Accumulated Depreciation	Net Book Value

Land	$32,855	$-	$32,855
Buildings	69,088	6,660	62,428
Tools and Equipment	457,908	72,045	385,863
Small Tools and Equipment	19,294	9,878	9,416
Computer and Office Equipment	47,002	22,473	24,529
Automobiles	97,485	55,486	41,999
Leasehold Improvements	99,752	18,537	81,215
	$823,384	$185,079	$638,305

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE D—INCOME TAXES (CONTINUED)

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

NOTE E—NOTES PAYABLE

Description	Rate	Balance

Note due September 30, 2017	prime rate plus 1.5%	$283,196
Note due June 30, 2009	prime rate plus 2%	$188,879
Demand Note	various	$153,670
Demand Note	various	$942,916
Residential Line of Credit a	various	$360,512
		$1,929,173
a This is a residential loan line of credit. Progress loans are available upon satisfactory inspection

There are no covenants associated with the above debt arrangements.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE F—FINISHED GOODS AND WORK IN PROGRESS INVENTORY

Land (finished goods) and residential spec home inventory is valued at the lower of cost and net realizable value with the cost being determined on an actual cost basis. Presold residential homes in work in Progress are recorded at the actual expenses incurred to date.

Raw materials inventory is stated at the lowest cost, on first-in, first-out basis, and net realizable value. Periodic inventory method is used for it evaluation.

Inventories are as follows:

Raw Materials	$68,391
Work in Progress	$1,607,873
Finished Goods	$460,248
$2,136,512

NOTE G—SEGMENT REPORTING

The Company has two reportable segments—Duratech Structures, Inc. and Duratech Contracting, Inc.

The Net Sales and Profit/(Loss) by Segment for the year ended April 30, 2009 are as follows:

Net Sales by Segment	For the quarter ended April 30, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$212,515	$588,395	$800,910
Cost of Sales	266,937	529,133	796,070
Gross Profit	$(54,422)	$59,262	$4,840

Profit/(Loss) by Segment	For the quarter ended April 30, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(210,175)	$(346,169)	$(556,344)

The Net Sales and Profit/(Loss) by Segment for the year ended April 30, 2008 are as follows:

Net Sales by Segment	For the quarter ended April 30, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$617,957	$911,490	$1,529,447
Cost of Sales	405,901	687,838	1,093,739
Gross Profit	$212,056	$223,652	$435,708

Profit/(Loss) by Segment	For the quarter ended April 30, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(48,778)	$65,035	$16,257

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE G—SEGMENT REPORTING (CONTINUED)

Total Assets by Segment as of April 30, 2009 and January 31, 2009 are as follows:

Total Assets by Segment	For the period ended April 30, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$2,122,135	$2,415,030	$4,537,165

Total Assets by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$1,034,908	$2,847,240	$3,882,148

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

NOTE H—EQUITY

OUTSTANDING SHARE DATA

The outstanding share data as at April 30, 2009 and January 31, 2009 is as follows:

Number of shares outstanding

2009

Common shares	75,224,676
Options to purchase common shares	21,520,334
Warrants to purchase common shares	2,360,000
Debentures convertible to common shares	-
Accrued interest convertible to common shares	-

Shares Issued from Share Exchange Agreement

The following common shares were issued to Duratech Shareholders following the closing of the Share Exchange Agreement on September 17, 2008:

Janet van Hierden	6,387,729
Jason van Hierden	580,703
Peter van Hierden	41,255,711
Brendon van Hierden	116,141
George Sawatzky	2,009,058

Total	50,349,342

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended April 30, 2009 are shown in the following table:

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

A summary of the time-based stock awards as of April 30, 2009, and changes during the quarter ended April 30, 2009, is as follows:
	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2,570,000	$0.10
Granted (part of Share Exchange Agreement)	18,950,334	$0.05
Forfeited or expired	-	$-
Outstanding April 30, 2009	21,520,334	$0.056

Exercisable at April 30, 2009	2,570,000	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at April 30, 2009:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years
$0.10	700,000	8.00
$0.10	170,000	9.09
$0.10	1,700,000	9.17
$0.10	18,950,334	9.42
	21,520,334	9.35

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price
$0.10	2,570,000	$0.10
$0.016 – 0.125	18,950,334	$0.05

	21,520,334

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

The exercise price of stock options granted during the period ended April 30, 2009 was equal to the market price of the underlying common stock on the grant date.

There was no aggregate intrinsic value as of April 30, 2009. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

A summary of warrant activity for the period ended April 30, 2009 is as follows:

Series B
	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, January 31, 2009	1,800,000	$1.10	1,800,000	$1.10
Granted	-
Expired	-
Exercised	-	-		-

Outstanding, April 30, 2009	1,800,000	$1.10	1,800,000	$1.10

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, January 31, 2009	560,000	$0.90	560,000	$0.90
Granted	-
Exercised	-

Outstanding, April 30, 2009	560,000	$0.90	560,000	$0.90

At April 30, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price

$1.10	1,800,000	$1.10	2.53	1,800,000	$1.10
$0.90	560,000	$0.90	2.62	560,000	$0.90
	2,360,000			2,360,000

The Company may from time to time reduce the exercise price for any of the warrants either permanently or for a limited period or extend their expiration date.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE I—COMMITMENTS/LEASES

As of April 30, 2009, the company had commitments for the acquisition of residential lots and land. The company had paid non-refundable deposits $24,374. This deposit is included in Other Receivable.

NOTE J—RELATED PARTIES

The Company has an outstanding amount Due to a shareholder in the amount of $64,167.  This outstanding amount is due upon demand, is unsecured and does not bear an interest rate.

NOTE K—GOING CONCERN

As shown in the accompanying financial statements, the Company had a loss for the period ended April 30, 2009.  During the years ended January 31, 2009 and 2008, the Company had a net loss of $935,916 and $104,735 respectively.  The Company has a net deficiency of $1,966,819.

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

Duratech had $800,563 in revenues for the three months ended April 30, 2009 compared to $1,529,447 for the three months ended April 30, 2008.  Gross profit was $4,840 for the three months ended April 30, 2009 compared to $435,708 for the corresponding period in 2008.  Including reorganization, acquisition costs and foreign currency translation gains and losses, the net loss for the period ended April 30, 2009 was $565,079 compared to net income of $16,252 for the same period in 2008. Duratech has two principal strategies for growth: 1) build construction for its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended April 30, 2009 and 2008 and related notes thereto.

THREE MONTHS ENDED APRIL 30, 2009 COMPARED TO THREE MONTHS ENDED APRIL 30, 2008

Operating Revenues. Revenues for the three months ended April 30, 2009 were $800,563, compared to revenues for the three months ended April 30, 2008 of $1,529,447. The decrease in revenues of $728,884 is principally attributable to a decline in housing sales as a result of the global recession and its impact on the Canadian economy since late 2008 compared to a very rapidly growing economy during the prior year period when oil prices were substantially higher.  Sales for the Duratech Contracting division decreased to $588,395 for the period ended April 30, 2009 from $911,490 for period ended April 30, 2008 due to a decrease in new home sales. The Duratech Structures division went from $617,957 for the quarter ended April 30, 2008 to $212,515 in sales for the quarter ended April 30, 2009 due to a decrease in sales of modular structures.

Gross Profit. Gross profit for the three months ended April 30, 2009 was $4,840 compared to gross profit for the same period in 2008 of $435,708.  The decrease in gross profit is attributable to a decrease in sales of the company as described above. The gross profit for Duratech Contracting division decreased from $223,652 for the period ended April 30, 2008 to $59,262 for the period ended April 30, 2009 principally due to an decrease in new home sales. The gross profit for Duratech Structures division decreased from $212,056 to a loss of $54,422 for the three months ended April 30, 2008 and 2009, respectively, reflecting a decrease in sales of modular structures and sale of some structures at a loss.  The company has started to see an increase in new orders as reflected by the increase in Customer Deposits and Accounts Receivable.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period ended April 30, 2009 were $207,724, compared to selling, general and administrative expenses of $166,183 for the corresponding period in 2008, an increase of about $41,541 principally due to transition costs associated with turning-around, expanding its core business and additional overhead expenses associated with taking the company public offset by reduction in expenses in response to the decrease in sales from the global economic recession.

Payroll Expense. Payroll expense for the three months ended April 30, 2009 fiscal year were $239,956, compared to payroll expense for the same period in 2008 of $213,042 principally due to an increase in business operations at Duratech Contracting division and Duratech Structures division in anticipation of greater growth that did not materialize because of global economic conditions offset by reduction in expenses as a result of same.

Other Expenses. Bad debt expense for the period ended April 30, 2009 and 2008 was $0; interest expense for the three months ended April 30, 2009 was $85,224 compared to $40,226 for the corresponding period in 2008 due to larger borrowings associated with more houses under construction; and depreciation and amortization expense for the quarter ended April 30, 2009 was $28,280 compared to $0 for the same quarter in 2008 due to greater property plant and equipment associated with larger operations and purchase of Truss Equipment which is expected to save the company money in the future.

Net Other Income. Net other income for the three months ended April 30, 2009 and 2008 was $0.

Net Income. Net loss for the quarter ended April 30, 2009 was $556,344 compared to a net gain for the same quarter in 2008 of $16,257.  The increase in net loss is principally attributable to the increase in payroll and selling, general and administrative expenses in the three month period ended April 30, 2009, including turn-around costs and acquisition expenses related to reverse merger as well as the decrease in sales as a result of the global economic recession. The net income for the period ended April 30, 2008 was $65,035 for Duratech Contracting division and a loss of $48,778 for Duratech Structures division which reflects growth of the respective divisions prior to the company’s reverse merger.  The net loss for the period ended April 30, 2009 was $346,169 for Duratech Contracting division which included overhead expenses for the Company and $210,175 for Duratech Structures division principally as a result of a decline in sales due to the global economic recession.

Foreign Currency Gains/Losses. Because the Company operates in Alberta and Saskatchewan, Canada, the company does incur foreign currency gains/losses for US GAAP reporting purposes. The Company incurred a loss on currency conversion of $8,735 for the three months ended April 30, 2009 compared to a loss of $5 for the same period in 2008. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at April 30, 2009 and January 31, 2009 was 0.8384 and ..0.81248, respectively. The average for the quarter ending April 30, 2009 and 2008 was 0.82544 and 0.9957, respectively.

Liquidity and Capital Resources

As of April 30, 2009, cash and cash equivalents totaled $0.  The net cash provided by operations for the three months ended April 30, 2009 of $276,217 increased from the net cash used in fiscal year end January 31, 2009 of $589,559 principally due to an increase in accounts payable and customer deposits offset by an increase in inventories and receivables associated with new housing production. The net cash used in investing activities of $49,892 for the period was mainly due to additions to property, plant and equipment compared to $447,336 for the fiscal year end January 31, 2009 which included the acquisition of Truss Equipment. The decrease in financing activities of $226,325 for quarter ended April 30, 2009 compared to $1,036,895 generated for the prior fiscal year end was mainly due to the decrease in the proceeds from notes payable of $207,491.

The working capital at April 30, 2009 was $(1,424,522), comprised of accounts receivable, net of $1,345,575, other receivables of $71,279 and inventory of $2,136,512 less payables and accrued liabilities of $1,488,224, customer deposits of $1,192,681, short term loans of $303,643; current portion of notes payable of $1,929,173 and current portion of shareholder notes payable of $64,167.

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

If economic conditions were to worsen and the Company’s products became unsellable, the Company would not be able to recover the full cost of its inventory. As a result, operations could deteriorate and our liquidity would be further diminished. This risk, however, is principally related to the Company’s Duratech Contracting division which builds stick-built homes and has approximately $2.1 million in inventory. The Company does not expect that this inventory would be unsellable altogether, but may well have to be sold at a lower profit then in the past. The Company does not expect at this time that it would have to sell such inventory below its cost. The Company’s Duratech Structures division builds modular homes and other structures on a contractual basis and is paid as work is done so there is little risk that the Company’s inventory for these lines of business would be impacted.

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

However, private parties are under no legal obligation to provide us with future capital infusions and the global economic environment could impact banks willingness to continue to lend on real estate. Furthermore, the economic conditions within Canada, particularly as a result of natural resources markets, could impact future interest in housing and modular buildings. Overall, we have funded our cash needs from inception through April 30, 2009 with a series of private loan, debt and equity transactions.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC, which includes audited consolidated financial statements for the two fiscal years ended January 31, 2009.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of April 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2009.

(b) This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

(c) There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC.

Date: June 22, 2009	By:	/s/ Peter van Hierden
Peter van Hierden
Chief Executive Officer

Date: June 22, 2009	By:	/s/Richard von Gnechten
Richard von Gnechten
Chief Financial Officer