Form 10-Q
period 2009-07-31
UpSnap, Inc.
filed 2009-09-21
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes ☐No ☒

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 31, 2009, 78,379,167 shares.

UPSNAP, INC.

Form 10-Q for the period ended July 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Balance Sheet

	As of	As of
	July 31, 2009	January 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Accounts Receivable	970,326	812,355
Other Receivables (Deposits/Holdback)	114,905	117,973
Inventory	2,236,958	1,947,581
TOTAL CURRENT ASSETS	3,322,189	3,542,131

OTHER ASSETS	388,221	365,934
PROPERTY, PLANT, AND EQUIPMENT, NET	2,315,286	638,305
TOTAL ASSETS	$6,025,696	$3,882,148

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$263,426	$319,263
Notes Payable, current	2,086,317	2,136,664
Shareholder Notes Payable, current	129,364	70,308
Accounts Payable and Accrued Liabilities	1,042,636	961,195
Customer Deposits	1,663,574	273,289
TOTAL LIABILITIES	5,185,317	3,760,719

STOCKHOLDERS' EQUITY/(DEFICIT)
Common Stock ($.001 par value, 97,500,000 authorized; 78,379,167 issued and outstanding)	78,379	75,225
Paid in Capital	3,317,842	1,403,688
Retained Earnings/(Accumulated Deficit)	(2,555,842)	(1,357,484)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	840,379	121,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$6,025,696	$3,882,148

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statement of Operations

	For the three months ended July 31,
	2009	2008
SALES AND COST OF SALES
Sales	$1,030,429	$661,050
Cost of Sales	739,176	508,437
Gross Profit	291,253	152,613

EXPENSES
Selling, general and administrative	276,029	222,439
Payroll Expense	252,534	509,386
Bad Debt Expense	-	-
Depreciation	43,907	-
TOTAL EXPENSES	572,470	731,825

Net Income/(Loss) from Operations	(281,217)	(579,212)

OTHER INCOME/(EXPENSE)
Other Income	491	998
Interest Expense	(104,395)	(49,082)
Interest Income	-	-
NET OTHER INCOME/(EXPENSE)	(103,904)	(48,084)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(385,121)	(627,296)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(19,307)	5,852

COMPREHENSIVE INCOME (LOSS)	(404,428)	(621,444)

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statement of Operations

	For the six months ended July 31,
	2009	2008
SALES AND COST OF SALES
Sales	$1,859,144	$2,176,567
Cost of Sales	1,567,068	1,592,225
Gross Profit	292,076	584,342

EXPENSES
Selling, general and administrative	490,836	387,155
Payroll Expense	501,645	720,614
Bad Debt Expense	-	-
Depreciation	73,058	-
TOTAL EXPENSES	1,065,539	1,107,769

Net Income/(Loss) from Operations	(773,463)	(523,427)

OTHER INCOME/(EXPENSE)
Other Income	484	999
Interest Expense	(192,655)	(88,951)
Interest Income	-	-
NET OTHER INCOME/(EXPENSE)	(192,171)	(87,952)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(965,634)	(611,379)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(39,818)	5,887

COMPREHENSIVE INCOME (LOSS)	(1,005,452)	(605,492)

The accompanying notes are an integral part of these financial statements.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
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

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan.  The Company has three principal products that it offers: First, the company builds on-site conventional homes; Second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; and Third, the company builds modular camp sites for the oil mining industry.

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

Presentation and Foreign Currency Translation—These consolidated financial statement have been prepared in accordance with US generally accepted accounting principles (GAAP) and translated into U.S dollars. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at July 31, 2009 and January 31, 2009 was 0.9269 and .0.81248, respectively. The average for the quarter ending July 31, 2009 and 2008 was 0.88265 and 0.9862, respectively.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

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

Advertising Costs—Advertising costs are expensed as incurred.  For the quarter ended July 31, 2009 and 2008, the company incurred $8,933 and $22,857 respectively.  For year to date ended July 31, 2009 and 2008, the company incurred $17,393 and 22,857, respectively.

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable— Accounts deemed uncollectible are written off in the year they become uncollectible. For the quarters ended July 31, 2009 and 2008, no amounts were deemed uncollectible as of July 31, 2009.  Outstanding Accounts Receivable as of July 31, 2009 was $1,046,850.  Typical payment terms for short-term contracts are 30% down, 60% upon completion and 10% holdback to be released once the structure is on-site and attached.  Typical payment terms for stick-built homes (long-term construction contracts) are four draws from bank upon completion of backfill, lockup, ready-to-paint and at completion and a 10% holdback is held for 45 days to allow for builder liens by lawyer.  Accounts receivable are considered current as long as there is reasonable expectation that payments will be made as agreed upon or otherwise negotiated, but in no event longer than 12 months.  The Company evaluates collectability based on receiving payments as agreed upon or as otherwise negotiated.

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended July 31, 2009 and year ended January 31, 2009 is summarized as follows:

          Cash paid during the years for interest and income taxes:

	July 31, 2009	Jan, 31 2009

Interest	$192,655	$277,653
Income Taxes	$-	$-

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2009:

Asset	Cost	Accumulated Depreciation	Net Book Value

Land	$32,855	$-	$32,855
Buildings	69,088	6,660	62,428
Tools and Equipment	457,908	72,045	385,863
Small Tools and Equipment	19,294	9,878	9,416
Computer and Office Equipment	47,002	22,473	24,529
Automobiles	97,485	55,486	41,999
Leasehold Improvements	99,752	18,537	81,215
	$823,384	$185,079	$638,305

One half of the depreciation is used in the year of acquisition.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE D—INCOME TAXES (CONTINUED)

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

NOTE E—NOTES PAYABLE

Description	Rate	Balance

Note due September 30, 2017	prime rate plus 1.5%	$103,270
Note due June 30, 2009	prime rate plus 2%	$146,110
Demand Note	Various	$376,867
Demand Note	Various	$1,200,538
Residential Line of Credit a	Various	$259,532
		$2,086,317
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

Inventories are as follows:

Raw Materials	$54,010
Work in Progress	$1,674,117
Finished Goods	$508,831
$2,236,958

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE G—SEGMENT REPORTING

The Company has two reportable segments—Duratech Structures, Inc. and Duratech Contracting, Inc.

The Net Sales and Profit/(Loss) by Segment for the six-months ended July 31, 2009 are as follows:

Net Sales by Segment	For the six-months ended July 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$472,112	$1,387,032	$1,859,144
Cost of Sales	524,604	1,042,464	1,567,068
Gross Profit	$(52,492)	$344,568	$292,076

Profit/(Loss) by Segment	For the six-months ended July 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(373,867)	$(591,767)	$(965,634)

The Net Sales and Profit/(Loss) by Segment for the six-months ended July 31, 2008 are as follows:

Net Sales by Segment	For the six-months ended July 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$671,496	$1,505,071	$2,176,567
Cost of Sales	496,375	1,095,850	1,592,225
Gross Profit	$175,121	$409,221	$584,342

Profit/(Loss) by Segment	For the six-months ended July 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(224,886)	$(386,493)	$(611,379)

Total Assets by Segment as of July 31, 2009 and January 31, 2009 are as follows:

Total Assets by Segment	For the period ended July 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$2,122,135	$2,415,030	$4,537,165

Total Assets by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$2,779,085	$3,246,611	$6,025,696

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY

OUTSTANDING SHARE DATA

The outstanding share data as at July 31, 2009 and January 31, 2009 is as follows:

Number of shares outstanding

2009

Common shares	78,379,167
Options to purchase common shares	20,380,702
Warrants to purchase common shares	2,360,000
Debentures convertible to common shares	-
Accrued interest convertible to common shares	-

Shares Issued from Share Exchange Agreement

The following common shares were issued to Duratech Shareholders following the closing of the Share Exchange Agreement on September 17, 2008:

Janet van Hierden	6,387,729
Jason van Hierden	580,703
Peter van Hierden	41,255,711
Brendon van Hierden	116,141
George Sawatzky	2,009,058

Total	50,349,342

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended July 31, 2009 are shown in the following table:

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

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

A summary of the time-based stock awards as of July 31, 2009, and changes during the quarter ended July 31, 2009, is as follows:
	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2,570,000	$0.10
Granted (part of Share Exchange Agreement)	17,810,702	$0.05
Forfeited or expired	-	$-
Outstanding July 31, 2009	20,380,702	$0.056

Exercisable at July 31, 2009	2,570,000	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at July 31, 2009:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years
$0.10	700,000	7.75
$0.10	170,000	8.84
$0.10	1,700,000	8.92
$0.10	17,810,702	9.17
	20,380,702	9.10

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price
$0.10	2,570,000	$0.10
$0.016 – 0.125	17,810,702	$0.05

	20,380,702

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

The exercise price of stock options granted during the period ended July 31, 2009 was equal to the market price of the underlying common stock on the grant date.

There was no aggregate intrinsic value as of July 31, 2009. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

A summary of warrant activity for the period ended July 31, 2009 is as follows:

Series B
	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, January 31, 2009	1,800,000	$1.10	1,800,000	$1.10
Granted	-
Expired	-
Exercised	-	-		-

Outstanding, July 31, 2009	1,800,000	$1.10	1,800,000	$1.10

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, January 31, 2009	560,000	$0.90	560,000	$0.90
Granted	-
Exercised	-

Outstanding, July 31, 2009	560,000	$0.90	560,000	$0.90

At July 31, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price

$1.10	1,800,000	$1.10	2.28	1,800,000	$1.10
$0.90	560,000	$0.90	2.37	560,000	$0.90
	2,360,000			2,360,000

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

The Company may from time to time reduce the exercise price for any of the warrants either permanently or for a limited period or extend their expiration date.

NOTE I—COMMITMENTS/LEASES

As of July 31, 2009, the company had commitments for the acquisition of residential lots and land. The company had paid non-refundable deposits $24,374. This deposit is included in Other Receivable.

NOTE J—RELATED PARTIES

The Company has an outstanding amount Due to a shareholder in the amount of $129,364.  This outstanding amount is due upon demand, is unsecured and does not bear an interest rate.

NOTE K—GOING CONCERN

As shown in the accompanying financial statements, the Company had a loss for the period ended July 31, 2009.  During the years ended January 31, 2009 and 2008, the Company had a net loss of $935,916 and $104,735 respectively.  The Company has a net deficiency of $2,555,842.

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

Duratech had $1,030,429 and $1,859,144 in revenues for the three and six months ended July 31, 2009 compared to $661,050 and $2,176,567 for the three and six months ended July 31, 2008.  Gross profit was $291,253 and $292,076 for the three and six months ended July 31, 2009 compared to $152,613 and $584,342 for the corresponding period in 2008.  Including reorganization, acquisition costs and foreign currency translation gains and losses, the net loss for the three and six months ended July 31, 2009 was $404,428 and $1,005,452 compared to net loss of $621,444 and $605,492 for the same period in 2008. Duratech has two principal strategies for growth: 1) build construction for its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended July 31, 2009 and 2008 and related notes thereto.

THREE MONTHS ENDED JULY 30, 2009 COMPARED TO THREE MONTHS ENDED JULY 30, 2008

Operating Revenues. Revenues for the three months ended July 31, 2009 were $1,030,429, compared to revenues for the three months ended July 31, 2008 of $661,050. The increase in revenues of $369,379 is principally attributable to the acquisition of Duratech Strcutures in July, 2008 thus resulting in an increase in housing sales due to the combined operations versus the same period in 2008 when the company had just started to incorporate Duratech Structures into its operations.  Sales for the Duratech Contracting division increase to $788,526 for the three months ended July 31, 2009 from $601,821 for period ended July 31, 2008 due to a slight increase in new home sales. The Duratech Structures division went from $59,230 for the quarter ended July 31, 2008 to $251,904 in sales for the quarter ended July 31, 2009 due to a increase in sales of modular structures.

Gross Profit. Gross profit for the three months ended July 31, 2009 was $291,253 compared to gross profit for the same period in 2008 of $152,613.  The increase in gross profit is attributable to a increase in sales of the company as described above. The gross profit for Duratech Contracting division increased from $187,578 for the period ended July 31, 2008 to $286,333 for the period ended July 31, 2009 principally due to an increase in new home sales. The gross profit for Duratech Structures division increased from a loss $34,963 to a gross profit $4,921 for the three months ended July 31, 2008 and 2009, respectively, reflecting a increase in sales of modular structures.  The company has started to see an increase in new orders as reflected by the increase in Customer Deposits and Accounts Receivable.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period ended July 31, 2009 were $276,029, compared to selling, general and administrative expenses of $222,439 for the corresponding period in 2008, a slight increase of about $53,590 principally due to transition costs associated with turning-around, expanding its core business and additional overhead expenses associated with taking the company public offset by reduction in expenses in response to the decrease in sales from the global economic recession.

Payroll Expense. Payroll expense for the three months ended July 31, 2009 fiscal year were $252,534, compared to payroll expense for the same period in 2008 of $509,386 principally due to a reduction in expenses in 2009 in response to the global economic recession compared to higher business operations in 2008 at Duratech Contracting division and Duratech Structures division in anticipation of greater growth that did not materialize because of global economic conditions.

Other Expenses. Bad debt expense for the period ended July 31, 2009 and 2008 was $0; interest expense for the three months ended July 31, 2009 was $104,395 compared to $49,082 for the corresponding period in 2008 due to larger borrowings associated with more houses under construction; and depreciation and amortization expense for the quarter ended July 31, 2009 was $43,907 compared to $0 for the same quarter in 2008 due to greater property plant and equipment associated with larger operations and purchase of Truss Equipment which is expected to save the company money in the future.

Net Other Income. Net other income for the three months ended July 31, 2009 and 2008 was $491 and $998, respectively.

Net Income. Net loss for the quarter ended July 31, 2009 was $385,121 compared to a net loss for the same quarter in 2008 of $627,296.  The decrease in net loss is principally attributable to the increase in housing sales (although at a lower rate than the 1st quarter) during the second quarter compared to the same period in 2008 and a reduction in payroll expenses in response to the global economic recession in the three month period ended July 31, 2009.  The net loss for the period ended July 31, 2008 was $289,232 for Duratech Contracting division and a loss of $338,063 for Duratech Structures division which reflects growth of the respective divisions prior to the company’s reverse merger.  The net loss for the period ended July 31, 2009 was $230,424 for Duratech Contracting division which included overhead expenses for the Company and $154,697 for Duratech Structures division principally as a result of a decline in sales due to the global economic recession.

Foreign Currency Gains/Losses. Because the Company operates in Alberta and Saskatchewan, Canada, the company does incur foreign currency gains/losses for US GAAP reporting purposes. The Company incurred a loss on currency conversion of $19,307 for the three months ended July 31, 2009 compared to a gain of $5,852 for the same period in 2008. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at July 31, 2009 and January 31, 2009 was 0.9269 and .0.81248, respectively. The average for the quarter ending July 31, 2009 and 2008 was 0.88265 and 0.9862, respectively.

SIX MONTHS ENDED JULY 30, 2009 COMPARED TO SIX MONTHS ENDED JULY 30, 2008

Operating Revenues. Revenues for the six months ended July 31, 2009 were $1,859,144, compared to revenues for the six months ended July 31, 2008 of $2,176,567. The decrease in revenues of $317,423 is principally attributable to a decline in housing sales as a result of the global recession and its impact on the Canadian economy since late 2008 compared to a very rapidly growing economy during the prior year period when oil prices were substantially higher.  Sales for the Duratech Contracting division decreased to $1,387,032 for the six months ended July 31, 2009 from $1,505,071 for the same period ended July 31, 2008 because the increase in new home sales in the second quarter was more than offset by a decrease in new home sales in the first quarter.  Sales for the Duratech Structures division decreased to $472,112 for the six months ended July 31, 2009 from $671,496 in sales for the six months ended July 31, 2008 because the increase in modular home sales in the second quarter was more than offset by the decrease in sales of modular structures in the first quarter as a result of the global economic recession and decrease in oil prices from the prior year.

Gross Profit. Gross profit for the six months ended July 31, 2009 was $292,076 compared to gross profit for the same period in 2008 of $584,342.  The decrease in gross profit is attributable to a decrease in sales of the company as described above. The gross profit for Duratech Contracting division decreased from $409,221 for the six months ended July 31, 2008 to $344,568 for the six months ended July 31, 2009 principally due to a decrease in new home sales in the first quarter offset by an increase in the second quarter. The gross profit for Duratech Structures division decreased from $175,121 to a loss of $52,490 for the six months ended July 31, 2008 and 2009, respectively, reflecting a decrease in sales of modular structures and sale of some structures at a loss in the first quarter offset by an increase in the second quarter.  The company has started to see an increase in new orders as reflected by the increase in Customer Deposits and Accounts Receivable.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended July 31, 2009 were $490,836, compared to selling, general and administrative expenses of $387,155 for the corresponding period in 2008, an increase of about $103,681 principally due to transition costs associated with turning-around, expanding its core business and additional overhead expenses associated with taking the company public offset by reduction in expenses in response to the decrease in sales from the global economic recession.

Payroll Expense. Payroll expense for the six months ended July 31, 2009 fiscal year were $501,645, compared to payroll expense for the same period in 2008 of $720,614 principally due to an increase in business operations at Duratech Contracting division and Duratech Structures division in anticipation of greater growth that did not materialize because of global economic conditions offset by reduction in expenses as a result of same.

Other Expenses. Bad debt expense for the six months ended July 31, 2009 and 2008 was $0; interest expense for the six months ended July 31, 2009 was $192,655 compared to $88,951 for the corresponding period in 2008 due to larger borrowings associated with more houses under construction; and depreciation and amortization expense for the six months ended July 31, 2009 was $73,058 compared to $0 for the period in 2008 due to greater property plant and equipment associated with larger operations and purchase of Truss Equipment which is expected to save the company money in the future.

Net Other Income. Net other income for the six months ended July 31, 2009 and 2008 was $484 and 999, respectively.

Net Income. Net loss for the six months ended July 31, 2009 was $965,634 compared to a net loss for the period in 2008 of $611,379.  The increase in net loss is principally attributable to the decrease home and modular sales during the first quarter as a result of the global economic recession and increase in selling, general and administrative expenses in the six month period ended July 31, 2009, including turn-around costs and acquisition expenses related to reverse merger, offset by a decrease in payroll expenses in 2009 in response to the global economic recession.    The net loss for the six months ended July 31, 2009 was $591,767 for Duratech Contracting division which included overhead expenses for the Company and $373,867 for Duratech Structures division principally as a result of a decline in sales in the first quarter due to the global economic recession. The net loss for the six months ended July 31, 2008 was $224,886 for Duratech Contracting division and a loss of $386,493 for Duratech Structures division which reflects a decline in the company’s operation before being acquired by Duratech Group.

Foreign Currency Gains/Losses. Because the Company operates in Alberta and Saskatchewan, Canada, the company does incur foreign currency gains/losses for US GAAP reporting purposes. The Company incurred a loss on currency conversion of $39,818 for the six months ended July 31, 2009 compared to a gain of $5,887 for the same period in 2008. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at July 31, 2009 and January 31, 2009 was 0.9269 and .0.81248, respectively. The average for the quarter ending July 31, 2009 and 2008 was 0.88265 and 0.9862, respectively.

Liquidity and Capital Resources

As of July 31, 2009, cash and cash equivalents totaled $0.  The net cash used by operations for the six-months ended July 31, 2009 of $226,748 decreased from the net cash used in fiscal year end January 31, 2009 of $589,559 principally due to an increase in customer deposits offset by an increase in inventories and net loss from operations. The net cash used in investing activities of $1,699,268 for the period was mainly due to acquisition of three parcels of land described below compared to $447,336 for the fiscal year end January 31, 2009 which included the acquisition of Truss Equipment. The increase in financing activities of $1,926,016 for six-months ended July 31, 2009 compared to $1,036,895 generated for the prior fiscal year end was mainly due to the conversion of debt to equity from debt holders and the issuance of stock as part of the acquisition of the three parcels of land described herein.

The working capital at July 31, 2009 was $(1,863,128), comprised of accounts receivable, net of $970,326, other receivables of $114,905 and inventory of $2,236,958 less payables and accrued liabilities of $1,042,636, customer deposits of $1,663,574, short term loans of $263,426; current portion of notes payable of $2,086,317 and current portion of shareholder notes payable of $129,364.

The Company is currently experiencing the effects of a worldwide recession and decreased demand for its products. The western provinces of Canada such as Alberta and Saskatchewan, which had seen a shift in Canada’s economic power to those areas because of oil revenues, have been keenly affected because of the decline in oil prices that began in the last quarter of 2008. The slump in oil prices has caused oil companies in the region to curtail investment spending, which has resulted in, among other things, increased unemployment, lower wages, a slowdown in housing construction and a weakening housing market. In addition, construction of modular campsites for oil production facilities has declined as a result of the slower growth in the oil industry.

If economic conditions were to worsen and the Company’s products became unsellable, the Company would not be able to recover the full cost of its inventory. As a result, operations could deteriorate and our liquidity would be further diminished. This risk, however, is principally related to the Company’s Duratech Contracting division which builds stick-built homes and has approximately $519,912 in inventory which is substantially lower than it has been in prior periods. The Company does not expect that this inventory would be unsellable altogether, but may well have to be sold at a lower profit then in the past. The Company does not expect at this time that it would have to sell such inventory below its cost. The Company’s Duratech Structures division builds modular homes and other structures on a contractual basis and is paid as work is done so there is little risk that the Company’s inventory for these lines of business would be impacted; in fact almost all of the customer deposits on the company’s balance sheet reflect deposits for Duratech Structures.

Going forward we will rely substantially on revenue from existing contracts, new business development efforts, acquisitions (including the planned purchase of soil remediation company, Nature Zone, described herein) and friendly investors that have indicated a willingness to support the Company. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. To date, the Company has had investors willing to contribute equity, convert debt to equity or offer private loans to finance on-going operations. In addition, the Company does have some relationships with lending institutions to provide financing on inventory and/or completed homes.  The company has wound down its joint venture relationships with P&R Gateway Development Inc. and 1371009 Alberta Ltd. and will no longer be securing financing through these entities until the economic conditions improve.

However, private parties are under no legal obligation to provide us with future capital infusions and the global economic environment could impact banks willingness to continue to lend on real estate. Furthermore, the economic conditions within Canada, particularly as a result of natural resources markets, could impact future interest in housing and modular buildings. Overall, we have funded our cash needs from inception through July 31, 2009 with a series of private loan, debt and equity transactions.

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of July 31, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2009.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In regards to Registrant’s Purchase Agreement dated as of June 8, 2009 as described under Item 5 – Other Information: On July 21, 2009, Entech Energy Group (International) Inc. (“Entech” or “Plaintiff”) filed a complaint against Alan Kirby (“Kirby”), 1152645 Alberta Ltd.(“1152645”) and Duratech Group Inc. (“Duratech”) (collectively “Defendants”) in the Court of Queen’s Bench of Alberta, Judicial Centre of Calgary (Solicitor’s File No. 09-1567/BHH), in which it alleges among other claims that Entech and Kirby had entered into a prior agreement on March 1, 2009 in which Plaintiff agreed to purchase all of the intellectual property and reclamation technology used on the soil reclamation business (“Intellectual Property”) and all shares in 1152645 owned by Kirby and would thus be in breach of contract which would preclude Duratech from proceeding with its purchase of 100% of Kirby’s ownership interest in 1152645.  In regards to Duratech, Plaintiff alleges that Duratech unduly interfered with the contractual relations of the Plaintiff and Kirby and 1152645 and induced a breach of agreement between the parties.  In regards to Duratech, Plaintiff requests a declaration that the Intellectual Property and shares of Kirby be held in trust for Plaintiff, that a order for transfer of such intellectual property and shares to the Plaintiff, that damages in an amount to be proven at trial and punitive damages of $1,000,000.  Duratech vehemently denies the allegations of Plaintiff and believe that its claims are without merit.  The Company has engaged Stringham Denecky Law Office, counsel admitted to practice law in the Court of Queen’s Bench of Alberta, and intends to vigorously defend its rights and position to the fullest extent of the law.  These matters have yet to be determined by a court of law.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following debt for equity transactions were agreed upon for the quarter ending July 31, 2009; the noted transactions are in Canadian Dollars unless otherwise noted and each of these transactions was based on the same terms as the Duratech Group Inc. shareholders which means the parties converting their debt obligation with the Company will receive additional shares pro-rata with the Duratech Group Inc. preferred shareholders upon completion of their Preferred Stock Exchange Agreement dated January 8, 2009 between UpSnap Inc. and Duratech Group Inc.

Indenbosch Auction agreed to convert $220,132.59 in loans it had with the Company into 220,132 shares of common stock of the Company.  Jaclyn Van Hierden agreed to convert $5,592.19 that the Company owed to her into 5,592 shares of common stock of the Company. John Doerksen agreed to convert $50,000 that he was owed by the company into 50,000 shares of common stock of the Company.  Carlarene Van Hierden agreed to use $5,038 that she was owed by the Company to exercise her option to purchase 273,919 shares of common stock of the Company.  Amanda Van Hierden agreed to use $10,077 that she was owed by the Company to exercise her option to purchase 547,837 shares of common stock of the Company.  1199575 Alberta Ltd. agreed to convert $6,073.20 that it was owed by the company into 6,073 shares of common stock of the Company.  Pacific Maduco agreed to convert $4,592.74 that it was owed by the company into 3,062 shares of common stock of the Company.

Larry and Margaret Kyllo agreed to convert their $75,000 loan to the Company into 250,000 shares of common stock of the Company based on a previously agreed upon $0.30 price per share.  In addition, they agreed to use $17,309.90 of their remaining $75,000 loan to the Company to exercise their option to purchase 317,876 shares of common stock of the Company based on an exercise price of $0.30 per share.  The remaining $57,690.10 will be converted to a private loan which will be paid over a 5-year period of time.

The following land for equity transactions were agreed upon and completed during the quarter ending July 31, 2009; the noted transactions are in Canadian Dollars unless otherwise noted:

On May 1, 2009, Bert Van Hierden and Paragon Livestock Exchange Inc., an Alberta, Canada company that Bert Van Hierden owns agreed to sell the Company lands consisting of East Ptn of SE 1/4 Section 27-9-22-4, West of the 4th Meridian, Northeast of Coalhurst County of Lethbridge, Alberta with a estimated value of $796,000 for 500,000 shares of common stock of the Company and the assumption by the Company of a mortgage on the property in the amount of $296,000.  This transaction was based on the same terms as the Duratech Group Inc. shareholders which mean the seller will receive additional shares pro-rata with the Duratech Group Inc. preferred shareholders upon completion of their Preferred Stock Exchange Agreement dated January 8, 2009 between UpSnap Inc. and Duratech Group Inc.

On May 1, 2009,  David DenHollander and 647497 BC Ltd., a British Columbia, Canada company that David DenHollander owns and Brad and Linda Osborne agreed to sell the Company that portion of Recline Ridge Estates—Phase 4 consisting of Lot Numbers 9, 11, 12 and 13 with an estimated net market value of $740,000 in exchange for 740,000 shares of common stock in the Company and the same terms as the Duratech Group Inc. shareholders which mean the sellers will receive additional shares pro-rata with the Duratech Group Inc. preferred shareholders upon completion of their Preferred Stock Exchange Agreement dated January 8, 2009 between UpSnap Inc. and Duratech Group Inc.

On July 31, 2009, Jerry Froese and 1199575 Alberta Ltd., a Alberta, Canada company that Jerry Froese owns, agreed to sell the company land with a market value of $240,000 in exchange of 240,000 shares of common stock in the Company and a loan of $30,000 payable over a 5-year period of time. This transaction was based on the same terms as the Duratech Group Inc. shareholders which mean the seller will receive additional shares pro-rata with the Duratech Group Inc. preferred shareholders upon completion of their Preferred Stock Exchange Agreement dated January 8, 2009 between UpSnap Inc. and Duratech Group Inc.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

As previously reported on Form 8-K filed with the SEC on August 31, 2009: On June 18, 2009, the Registrant through its principal subsidiary, Duratech Group Inc. (“Duratech”) and all of the contracting parties executed a Purchase Agreement dated as of June 8, 2009 (the “Agreement”), between and among Duratech, 1152645 Alberta Ltd., an Alberta numbered corporation (“Alberta Company”), and Al Kirby, a citizen of Alberta, Canada (“Kirby”) and the principal owner of Alberta Company, pursuant to which Duratech had a right to acquire, subject to the satisfaction prior to closing of certain conditions precedent and after closing certain conditions subsequent, 100% of Al Kirby’s ownership interest in Alberta Company, which reflected 100% of the common voting shares and approximately 76% of the overall ownership of the Alberta Company for consideration consisting of cash having an aggregate market value of approximately $1 million (Canadian Dollars), approximately $924,000 U.S. Dollars based on foreign currency rates on the date of the Agreement.  On June 18, 2009, the parties also entered into a Purchase Agreement and Assignment where Al Kirby agreed to sell and assign all intellectual property rights associated with the Water purification and Waste Water Systems and the Salinating systems to Duratech and all rights to manufacture Soil Remediation units as per the contract.  On June 18, 2009, Al Kirby and Duratech also entered into an Assignment where Al Kirby assigned all intellectual property rights associated with Soil Remediation Process (Nature zone) to Alberta Company.

Pursuant to the Agreement, Duratech will initially pay $500,000 (CAD) cash to Kirby on July 15, 2009 (“initial payment”) plus 1% per month late payment fees if funds are late and $500,000 (CAD) payable over 50 months at rate of $10,000 (CAD) per month (without interest) beginning August 15, 2009 and the 15th of the following months until paid in full.

The consummation of the acquisition is contingent on Duratech completing an acquisition financing that will provide the required $1,000,000 (CAD) in cash, although this contingency has not been expressly made a condition precedent to Duratech’s obligations under the Agreement.  In addition, the Agreement has certain conditions precedent to the obligation of Duratech to consummate the acquisition, such as confirmation that Alberta Company has $900,000 (CAD) in Accounts Receivable and $150,000 (CAD) to $250,000 (CAD) in inventory, approximately $150,000 (CAD) in Assets and $367,000 (CAD) in Liabilities; and validation of Environment Certificate (giving right to operate in Canada).  In addition, the Agreement has certain guarantees by Kirby that survive the closing of the transaction, namely that there are no other liabilities that are not otherwise disclosed, that Kirby has the right to sell his interests in the Alberta Company and the intellectual property, that Kirby has the exclusive rights to manufacture the remediation units and assigns those rights to Duratech.

There would be no shares issued as part of this transaction. At closing, Duratech shall take active control of the Company and daily operations.  As conditions subsequent, Kirby shall sign over his ownership interests (stock certificates) after the first $500,000 (CAD) has been paid, a final accountant prepared financial statement prepared for the cutoff date no later than July 10th and a statement must be given prior to June 30th or prior to the initial payment; and in case of default by Duratech to be able to make payments within 90 days of due date, any ownership which has not been paid for will revert back to Kirby pro rate to the amount which is unpaid.  As of the date of this filing, Duratech has not yet fulfilled the payment of the initial $500,000 (CAD) to Kirby. The Company expects to fulfill this condition subsequent in the 3rd quarter, 2009, but will not record this transaction until this condition subsequent has been fulfilled.

The Board of Directors of the Registrant authorized the management of the Registrant and Duratech to enter into the Agreement at a meeting held on June 19, 2009.  The Agreement is a binding agreement between the parties thereto with conditions subsequent, and it embodies all of the material terms and conditions that are necessary to enforce the rights and obligations set forth therein with respect to the subject matter of the Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to April 30, 2009, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)                                                     Items Reported

August 31, 2009 (June 18, 2009                                  Form 8-K Material Agreement

(b) Exhibits

Exhibits for HouseRaising and its subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No.	Descriptions

2.1	Share Exchange Agreement, dated August 29, 2008 (incorporated by reference to Exhibit 2.1 from Form 8-K/A filed on May 27, 2009)
2.2	Asset Purchase Agreement, dated August 29, 2009 (incorporated by reference to Exhibit 2.2 from Form 8-K/A filed on May 27, 2009)
2.3	Preferred Stock Exchange Agreement, dated January 8, 2009 (incorporated by reference to Exhibit 2.1 from Form 8-K filed on January 20, 2009)
3.1	Articles of Incorporation of UpSnap, Inc. (incorporated by reference to Exhibit 3.1 from Form SB-2 filed on September 18, 2003)
3.2	By-laws of UpSnap, Inc. (incorporated by reference to Exhibit 3.2 from Form SB-2 filed on September 18, 2003)
3.3	Certificate of Amendment to Articles of Incorporation changing name of corporation and authorizing 3:1forward split (incorporated by reference to Exhibit 3.1 from Form 8-K filed on November 17, 2005)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSNAP, INC.

Date: September 21, 2009	By:	/s/ Peter van Hierden
Peter van Hierden
Chief Executive Officer

Date: September 21, 2009	By:	/s/Richard von Gnechten
Richard von Gnechten
Chief Financial Officer