Form 10-K/A
period 2009-01-31
UpSnap, Inc.
filed 2009-11-20
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

PART I

Item 1. Business

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K/A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

On August 9, 2007, we entered into an Agreement and Plan of Merger with Mobile Corporation, Inc., a California corporation or MGI, and UpSnap Acquisition Corp., a California corporation and a newly-formed wholly-owned subsidiary of the Company, or Merger Sub. On January 14, 2008 we amended the Merger Agreement to extend the termination date to February 29, 2008. The Merger Sub was to be merged with and into MGI, with MGI continuing as the surviving corporation and a wholly-owned subsidiary of the Company. MGI is a private corporation engaged in providing content to the mobile phone industry.  The MGI Agreement and Plan of Merger was terminated on March 5, 2008 and the transaction was not consummated.

In fiscal 2006, we derived approximately 97% of our revenues from subscription revenue from one major US mobile operator. In our fourth fiscal quarter July - September 2007, our dependency on this carrier was reduced to approximately 89% of our revenues, as the Company moved towards the more lucrative and higher margin search and advertising related revenues.

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

SUMMARY OF OPERATIONS

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan. The Company has three principal products that it offers: first, the company builds on-site conventional homes through its Duratech Contracting division; second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; and, third, the company builds modular camp sites for the oil mining industry, which, along with RTM homes, are done through its Duratech Structures division.

Duratech had $6.68 million in revenues for its fiscal year end January 31, 2009 compared to $4.97 million for fiscal year end January 31, 2008 and $1.53 million the prior fiscal year. Including reorganization, acquisition costs and foreign currency translation gains and losses, the comprehensive income/(loss) for the period end January 31, 2009 was $(935,916) compared to $(326,933) for the prior fiscal year.

STRATEGY FOR GROWTH

Duratech has two principal strategies for growth: 1) build market share in its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

Build Existing Market:

In its existing marketplace, Duratech supplies the three principal products previously described. Given its competitive advantages in these product areas and the future growth prospects within Alberta and Saskatchewan, the Company believes that it will be able to grow its three product lines within its existing marketplace.

Expand through Strategic Acquisitions:

In addition to expanding its existing operations in its existing market, Duratech fully expects to leverage its operational success and the experience of its Chairman, CEO and largest shareholder, Peter Van Hierden, to pursue attractive and strategic acquisition targets within its existing market and also in the United States where the real estate market and other business areas offer many potential opportunities, principally businesses with revenues of $750,000 to $10 million and profits of $250,000 to $3 million. Mr. Van Hierden has been an entrepreneur for 30 years and in the past 15 years has successfully helped restore the profitability of six corporations in the construction, feed manufacturing, furniture and steel fabricating industries that had losses to generating revenues of $1 million to $30 million. However, Duratech currently has no specific acquisition plans or targets.

COMPANY MARKETS

Duratech’s principle operating markets are Alberta and Saskatchewan, Canada. Alberta is a business friendly province with the lowest tax load of any province in Canada, including no provincial retail tax. Alberta has massive oil reserves with some estimates as high as 1.3 trillion barrels of oil. However, economic growth in Western Canada has been affected by the global economic recession that began late in 2008. In particular, the oil and natural gas sector, the primary industry in the provinces in which we operate, has experienced falling revenues due to the continuing uncertainty in the global economy and weak financing conditions, which has translated into several oil and gas projects being cancelled or put on hold.  This, in turn, resulted in historically high, seasonally adjusted unemployment rates in August 2009 of 7.4% and 6.1% in Alberta and Saskatchewan, respectively.  The impact of the decline in the oil and natural gas sector has also been felt in the housing market in the Western Prairie provinces, which saw a decline in new housing starts of 17% in July 2009 compared to July 2008, and an expected overall decrease of 6.8% in home prices in 2009, according to data from the Canada Mortgage and Housing Corporation (“CMHC”), Canada’s national housing agency. Nevertheless, in CMHC’s Third Quarter 2009 “Housing Market Outlook – Prairie Region Highlights” report, CMHC revised their 2009 forecast upward for housing starts and resales as price declines, government incentives, and low mortgage rates are expected to lead to stronger activity in the fourth quarter of the year.  For 2010, the report also indicates that lower inventories in both the new and resale markets, a strengthening economy, and rising demand will support a healthy increase in new home construction, along with restored price growth in the region. The Company does expect long-term growth to return as economic conditions continue to improve, with future growth expected to last well into the next decade.

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

The Company previously had a plant in Cardston, Alberta, Canada located at 855 2nd Avenue E, which was comprised of 38,000 square feet, but decided to consolidate its operations in Lethbridge in early 2009 in an effort to reduce costs in response to the global economic environment.  The Company continues to utilize a Calgary, Alberta, Canada office located at 95 Sandringham Way NW, comprised of 1,000 square feet.

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

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “UPSN.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

(1)   Investors may have difficulty buying and selling or obtaining market quotation;
(2)   Market visibility for our common stock may be limited; and
(3)	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth, for the periods indicated, the range of bid prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

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

Quarter	Hi	Lo

Oct 1 – Dec 31, 2006	NA	NA
Jan 1 – Mar 31, 2007	NA	NA
Apr 1 – Jun 30, 2007	.45	.25
Jul 1 – Sep 30, 2007	.51	.19

Oct 1 – Dec 31, 2007	.42	.15
Jan 1 – Mar 31, 2008	.23	.07
Apr 1 – Jun 30, 2008	.10	.02
Jul 1 – Sep 30, 2008	.08	.015

Nov 1, 2008 – Jan 31, 2009(1)	.06	.002
Feb 1 – Apr 30, 2009	.04	.005
May 1 – Jul 31, 2009	.03	.006

(1)  The Company changed its fiscal year end from September 30 to January 31on December 15, 2008.

The transfer agent for our common stock is Nevada Agent and Trust Company, 50 West Liberty Street, Suite 880 Reno, Nevada 89501, telephone: (775) 322-0626.  Our common shares are issued in registered form.

From May 1 to July 31, 2009, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.03 per share and $0.006 per share. On October 30, 2009, the closing price of our common stock on the OTC Bulletin Board was $0.01 per share.

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

As of January 30, 2009, there were 62 shareholders of record of 75,224,676 outstanding shares of common stock of the Company.

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

Series B Warrants and other Warrants

There are 1,800,000 Series B warrants and 560,000 Viant Capital warrants outstanding that give the holders thereof the right to acquire 2,360,000 shares of our common stock:

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

Other Equity Awards

A summary of the time-based stock awards as of January 31, 2009, and changes during the quarter ended January 31, 2009, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2,570,000	$0.10

Granted (part of Share Exchange Agreement)		$0.05

Forfeited or expired	-	$-

Outstanding January 31, 2009	21,520,334	$0.056

Exercisable at January 31, 2009	2,570,000	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at January 31, 2009:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years
$0.10	700,000	8.25
$0.10	170,000	9.34
$0.10	1,700,000	9.42
$0.10	18,950,334	9.67
	21,520,334	9.60

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price
$0.10	2,570,000	$0.10
$0.016 – 0.125	14,562,544	$0.05

	17,132,544

There was no aggregate intrinsic value as of January 31, 2009. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Equity Compensation Plan Information

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

On January 31, 2009, the Company issued 1,495,010 and 10,000 shares of common stock, respectively, to a supplier and a business broker in connection with the Company’s purchase of truss equipment used in its operations. The Company relied on Regulation S in issuing the shares based on the fact that all of the offerees were non-"U.S. Persons" within the meaning of Rule 902 of the Securities Act of 1933, as amended.

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

OVERVIEW

On September 17, 2008, the Company consummated a reverse merger with Duratech Group Inc., a corporation organized and existing under the laws of the province of Alberta (“Duratech”).  As a result, Duratech became a majority owned subsidiary of the Company, and the existing businesses of the Company were disposed of one day after the closing.  From and after September 18, 2008, the Company has and will engage only in Duratech’s businesses, and any other businesses that it may acquire.

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

Duratech had $6.68 million in revenues for its fiscal year end January 31, 2009 compared to $4.97 million for fiscal year end January 31, 2008 and $1.53 million the prior fiscal year. Including reorganization, acquisition costs and foreign currency translation gains and losses, the comprehensive income/(loss) for the period end January 31, 2009 was $(935,916) compared to $(326,933) for the prior fiscal year.

Duratech has two principal strategies for growth: 1) build market share for its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended January 31, 2009 and January 31, 2008. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	For the year ended		For the year ended
	January 31,2009		January 31, 2008
	US$	% of Revenue	US$	% of Revenue

OPERATING REVENUES	6,678,563	100.0%	4,974,460	100.0%

OPERATING EXPENSES:
Selling, general and administrative	991,689	14.9%	306,199	6.2%
Payroll expense	1,712,613	25.6%	489,321	9.8%
Bad debt expense	62	* %	3,746	* %
Depreciation	124,397	1.9%	21,598	* %

TOTAL OPERATING EXPENSES	2,828,761	42.4%	820,864	16.5%

NET INCOME/(LOSS) FROM OPERATIONS	(777,121)	(11.6)%	(184,490)	(3.7)%

OTHER INCOME/(EXPENSE)
Other Income	-0-	-0-%	-0-	-0-%
Interest Expense	(277,653)	(4.1)%	(139,175)	(2.8)%
Interest Income	3,781	* %	2,600	* %
NET OTHER INCOME/(EXPENSE)	(273,872)	(4.1)%	(136,575)	(2.7)%

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(1,050,993)	(15.7)%	(321,065)	(6.4)%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	115,077	1.7%	(5,868)	(*)%

COMPREHENSIVE INCOME (LOSS)	(935,916)	(14.0)%	(326,933)	(6.6)%

Income tax benefit	-0-	-0-%	-0-	-0-%

NET LOSS	(935,916)	(14.0)%	(326,933)	(6.6)%

Net loss per share – Basic and diluted	(0.02)		(1.67)

Weighted average number of shares outstanding – Basic and diluted	44,257,967		195,514

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 2009 fiscal year were $991,689, compared to selling, general and administrative expenses for the 2008 fiscal year of $306,199, an increase of about $685,490 principally due to transition costs associated with turning-around and expanding its core business and additional overhead expenses associated with taking the company public.

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

Other Expenses. Bad debt expense for the 2009 fiscal year was $62 compared to $3,746 for the same period in the prior year and depreciation and amortization expense for 2009 was $124,397 compared to $21,598 for the 2008 fiscal year due to greater property plant and equipment associated with larger operations and purchase of Truss Equipment which is expected to save the company money in the future.

Other Income/(Expense). Net other income for the 2009 fiscal year was $3,781 compared to $2,600 for the 2008 fiscal year. This income is from interest earned on balances carried by the company.  Interest expense for the 2009 fiscal year was $277,653 compared to $139,175 for the 2008 fiscal year due to larger borrowings associated with more houses under construction.

Net Income. Net loss for the 2009 fiscal year was $(1,050,993) compared to net loss for the 2008 fiscal year of $(321,065). The increase in net loss is principally attributable to the increase in payroll and selling, general and administrative expenses in fiscal year 2009 including turn-around costs and acquisition expenses related to reverse merger. The company does not expect to continue incurring losses going forward as the company has scaled back its operations and overhead in line with current revenue levels and can increase staff as economic conditions improve.  The net loss for 2008 was $(294,713) for Duratech Contracting division and $(26,352) for Duratech Structures division principally due to expansion and overhead costs incurred by each entity.  The net loss for fiscal year 2009 was $(774,965) for Duratech Contracting division which included overhead expenses for the Company and $(276,028) for Duratech Structures division.

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

Liquidity and Capital Resources

As of January 31, 2009, cash and cash equivalents totaled $0. The net cash used in operations for fiscal year 2009 of $387,494 decreased from 2008 fiscal year of $2,100,264 principally due to an decrease in inventories and receivables associated with new housing production as well as an increase in accounts payable. The net cash used in investing activities of $46,867 was mainly due to additions to property, plant and equipment compared to $99,696 for the prior fiscal year. The decrease in financing activities of $319,284 for fiscal year 2009 compared to $2,196,550 in fiscal year 2008 was mainly due to the decrease in the proceeds from long-term debt of $1,454,770 and decrease in loans from a related party of $662,743 in the prior fiscal year offset by an increase in notes payable of $539,340 in the current fiscal year.

The working capital at January 31, 2009 was $(218,588), comprised of accounts receivable, net of $812,355, deposits/holdback of $117,973 and inventory of $1,947,581 less payables of $961,195, customer deposits of $273,289, short term loans of $319,263; current portion of notes payable of $2,136,664 and current portion of due to related party of $70,308.

The Company is currently experiencing decreased demand for its products as a result of slowed economic growth in Western Canada, which has been affected by the global recession that began late in 2008. In particular, the oil and natural gas sector, the primary industry in Alberta and Saskatchewan, has experienced falling revenues due to the continuing uncertainty in the global economy and weak financing conditions, which has translated into several oil and gas projects being cancelled or put on hold.  This, in turn, resulted in historically high, seasonally adjusted unemployment rates in August 2009 of 7.4% and 6.1% in Alberta and Saskatchewan, respectively.  The impact of the decline in the oil and natural gas sector has also been felt in the housing market in the Western Prairie provinces, which saw a decline in new housing starts of 17% in July 2009 compared to July 2008, and an expected overall decrease of 6.8% in home prices in 2009, according to data from the Canada Mortgage and Housing Corporation (“CMHC”), Canada’s national housing agency. However, in CMHC’s Third Quarter 2009 “Housing Market Outlook – Prairie Region Highlights” report, CMHC revised their 2009 forecast upward for housing starts and resales as price declines, government incentives, and low mortgage rates are expected to lead to stronger activity in the fourth quarter of the year.  For 2010, the report also indicates that lower inventories in both the new and resale markets, a strengthening economy, and rising demand will support a healthy increase in new home construction, along with restored price growth in the region.

Nevertheless, if economic conditions were to worsen and the Company’s products became unsellable, the Company would not be able to recover the full cost of its inventory. As a result, operations could deteriorate and our liquidity would be further diminished. This risk, however, is principally related to the Company’s Duratech Contracting division that builds stick-built homes and has approximately $519,912 in inventory, which is substantially lower than it has been in prior periods. The Company does not expect that this inventory would be unsellable altogether or that it would have to sell such inventory below its cost, although it may well have to be sold at a lower profit then in the past. The Company’s Duratech Structures division builds modular homes and other structures on a contractual basis and is paid as work is done, so there is little risk that the Company’s inventory for these lines of business would be impacted as almost all of the customer deposits on the Company’s balance sheet reflect deposits for Duratech Structures.

Going forward we will rely substantially on revenue from existing contracts, new business development efforts, and acquisitions. Actual sales will be recorded upon completion of each project, while sales and service revenue will be recorded as earned. To date, the Company has had investors willing to contribute equity, convert debt to equity or offer private loans to finance on-going operations.  In addition, the Company does have some relationships with lending institutions to provide financing on inventory and/or completed homes.  The company has wound down its joint venture relationships with P&R Gateway Development Inc. and 1371009 Alberta Ltd. and will no longer be securing financing through these entities until the economic conditions improve.

Furthermore, the economic conditions within Canada, particularly as a result of natural resources markets, could impact future interest in housing and modular buildings.  Overall, we have funded our cash needs from inception through January 31, 2009 with a series of private loan, debt and equity transactions. However, private parties are under no legal obligation to provide us with future capital infusions and the global economic environment could impact the willingness of banks to continue to lend on real estate.

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

Revenue Recognition— Revenues from long-term construction contracts (over one year) of the Duratech Contracting division, which builds on-site conventional homes, are recognized using the percentage-of-completion method. Revenues from short-term contracts of the Duratech Structures division, which builds ready-to-move homes and modular camp sites, are recognized as the work is performed and related costs are incurred. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repair costs. General and administrative costs are charged to expense as incurred.

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

Comprehensive Income (Loss)— The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements of the other comprehensive income (loss) applicable to the Company during the periods covered in the consolidated financial statements were foreign currency translation gains/(losses).

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

Deposits/Holdback—The deposits referenced under Deposits/Holdbacks are land deposits for future development that are refundable and not deposits from customers for home construction.  The holdbacks included under Deposits/Holdback are deficiency holdbacks that are held by the closing attorney on a completed project until it’s determined that there will not be any further claims by sub-contractors on the project.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has adopted these pronouncements and determined that it had no effect on the Company’s results of operations or its financial position.

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

Item 8.  Financial Statements and Supplementary Data

--------------------

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

UpSnap Inc. F/K/A Duratech Group Inc.

January 31, 2009

-------------------

INDEPENDENT AUDITOR’S REPORT	20

CONSOLIDATED BALANCE SHEET	21

CONSOLIDATED STATEMENT OF OPERATIONS	22

CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY/(DEFICIT)	23

CONSOLIDATED STATEMENTS OF CASH FLOWS	24

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS	25-37

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

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
May 14, 2009, except for Note H as to which the date is November 5, 2009

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Balance Sheet

	As of	As of
	January 31, 2009	January 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Accounts Receivable--Related Party	-	$89,289
Accounts Receivable	812,355	466,522
Deposits/Holdback	117,973	-
Inventory - restated, revised, see note H	1,947,581	1,970,817
TOTAL CURRENT ASSETS	3,542,131	2,526,628

OTHER ASSETS	365,934	-
PROPERTY, PLANT, AND EQUIPMENT, NET	638,305	190,969
TOTAL ASSETS	$3,882,148	$2,717,597

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$319,263	$539,319
Notes Payable, current	2,136,664	1,597,324
Due to related party, current	70,308	662,743
Accounts Payable and Accrued Liabilities	961,195	290,481
Customer Deposits	273,289	53,682
TOTAL LIABILITIES	3,760,719	3,143,549

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Non-Voting Shares, Class C, unlimited shares authorized, 158,096 issued	-	38,000
Class, A, B, and C Common Voting Shares, unlimited shares authorized, 195,514 issued	-	9,776
Class D, E, and F non-voting shares, unlimited authorized, none issued	-	-
Common Stock ($.001 par value, 97,500,000 authorized; 75,224,676 issued and outstanding)	75,225
Paid in Capital	1,403,688	(52,160)
Accumulated Other Comprehensive Income	109,209	(5,868)
Retained Earnings/(Accumulated Deficit) - restated, revised, see note H	(1,466,693)	(415,700)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	121,429	(425,952)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,882,148	$2,717,597

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statement of Operations

	For the years ended January 31,
	2009	2008
SALES AND COST OF SALES
Sales - restated, revised, see note H	$6,678,563	$4,974,460
Cost of Sales (excluding depreciation) - restated, revised, see note H	4,626,923	4,338,086

EXPENSES
Selling, general and administrative	991,689	306,199
Payroll Expense	1,712,613	489,321
Bad Debt Expense	62	3,746
Depreciation	124,397	21,598
TOTAL EXPENSES	2,828,761	820,864

Net Income/(Loss) from Operations	(777,121)	(184,490)

OTHER INCOME/(EXPENSE)
Other Income	-	-
Interest Expense	(277,653)	(139,175)
Interest Income	3,781	2,600
NET OTHER INCOME/(EXPENSE)	(273,872)	(136,575)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(1,050,993)	(321,065)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	115,077	(5,868)

COMPREHENSIVE INCOME (LOSS)	(935,916)	(326,933)
Net (Loss) per share—basic and fully-diluted	(0.02)	(1.67)
Weighted average shares outstanding	44,257,967	195,514

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statement of Stockholders' Deficit

	Duratech (Pre-Merger)		Duratech (Pre-Merger)		UpSnap (Post-Merger)
	Preferred Shares--Class C		Class A		Class A
	Shares	Stock	Shares	Stock	Shares	Stock	Paid in Capital/ (Distributions)	Accum. Other Comprehensive Income	Retained Earnings/(Accumulated Deficit) - Restated
Balances, February 1, 2007	158,096	$38,000	222,693	$11,443	-	$-	$(24,035)	$ 0	$89,732
Adjustment to Stock (Redemption	-	-	(27,179)	(1,467)	-	-	(28,125)		-
Negative Equity from Structures Acquisition	-	-	-	-	-	-	-		(184,367)
Net Income (loss)	-	-	-	-	-	-	-		(98,867)
Prior year adjustments - see note H	-	-	-	-	-	-	-	-	(222,198)
Comprehensive Income (Loss)	-	-	-	-	-	-	-	(5,868)	-
Balances, January 31, 2008	158,096	$38,000	195,514	$9,976	-	$-	$(52,160)	$ (5,868)	$(415,700)
Stock split prior to reverse merger	3,040,266	-	5,151,867	-
Conversion of due to related party to equity	-	-	592,435	592,435	-	-	-		-
Share effectively issued to former UpSnap s/h					23,370,324	23,370
Adjustment to Stock (Reverse Merger)	(3,198,362)	(38,000)	(5,939,816)	(602,411)	50,349,342	50,350	$1,025,700	-	-
Sale of Assets to UpSnap Services, LLC	-	-	-	-	-	-	0		-
Net Income (loss)	-	-	-	-	-	-	-	-	(1,050,993)
Comprehensive Income (Loss)	-	-	-	-	-	-	-	115,077	-
Issuance of Shares for Equipment	-	-	-	-	1,505,010	1,505	430,148	-	-

Balances, January 31, 2009	0	$0	0	$0	75,224,676	$75,225	$1,403,688	$109,209	$(1,466,693)

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statements of Cash Flows

	For the years ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss) from continued operations	$(1,050,993)	$(321,065)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	124,397	21,598
Bad Debt Expense	62	3,746

Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(345,833)	(364,378)
(Increase)/Decrease in Accounts Receivable--Related Party	89,289	(89,289)
(Increase)/Decrease in Current Portion of Loans and Notes Receivable	-	4,530
(Increase)/Decrease in Deposits/Holdbacks	(117,973)	-
(Increase)/Decrease in Inventories	23,236	(1,566,863)
Increase/(Decrease) in Accounts Payable and Accrued Expenses	670,714	157,775
Increase/(Decrease) In Customer Deposits	219,607	53,682
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(387,494)	(2,100,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant, and Equipment	(46,867)	(99,696)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(46,867)	(99,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(Payment) of Notes Payable	539,340	(9,471)
Proceeds/(Payment) of Shareholder Loans	-	(236,852)
Proceeds from Long-term Debt	-	1,454,770
Increase/(decrease) in Due to related party	-	662,743
Proceeds/(Payment) of Bank Overdraft	(220,056)	539,319
Proceeds/(Payment) from Share Redemption	-	(29,592)
Payment for Structures Acquisition	-	(184,367)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	319,284	2,196,550

EFFECT OF EXCHANGE RATE CHANGES ON CASH	115,077	(5,868)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	-	(9,278)
CASH AND CASH EQUIVALENTS:
Beginning of Period	-	9.278

End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$277,653	$139,175
Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Issuance of shares for Equipment	431,653	-
Conversion of Due to related party to Equity	592,435	-
Conversion of Duratech Stock for UpSnap Stock	459,209	-

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

UpSnap, Inc.’s principal operations following the reverse-merger are conducted through Duratech Group Inc. (previously named Duratech Contracting Inc.).  Prior to the date of the reverse-merger, the historical financial statements only include the historical results and operations of Duratech Group, Inc. (the accounting acquirer).  Duratech commenced operations on December 18, 2002 as a small homebuilding company constructing about 5 homes a year until Peter Van Hierden (“Van Hierden”) bought out the majority partners and took control of the operations in July, 2007.  Shortly thereafter, Mr. Van Hierden identified a synergistic opportunity to acquire a modular oil camp factory which was also in distress and acquired the company in July, 2007.  Since that time management has been able to turn both these operations around and now seeks to grow the company organically and through additional acquisitions.

Duratech’s principle operations are building manufactured and stick-built homes and modular oil camps in Alberta and Saskatchewan.

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

Presentation and Foreign currency translation (Continued)

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

Revenue Recognition— Revenues from long-term construction contracts (over one year) of the Duratech Contracting division, which builds on-site conventional homes,  are recognized using the percentage-of-completion method. Revenues from short-term contracts of the Duratech Structures division, which builds ready-to-move homes and modular camp sites, are recognized as the work is performed and related costs are incurred. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repair costs. General and administrative costs are charged to expense as incurred.

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

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.  The other comprehensive income (loss) applicable to the Company during the periods covered in the consolidated financial statements were foreign currency translation gains/(loss).

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

Deposits/Holdback—The deposits referenced under Deposits/Holdbacks are land deposits for future development that are refundable and not deposits from customers for home construction.  The holdbacks included under Deposits/Holdback are deficiency holdbacks that are held by the closing attorney on a completed project until it’s determined that there will not be any further claims by sub-contractors on the project.

Recent Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has adopted these pronouncements and determined that it had no effect on the Company’s results of operations or its financial position.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2009 and 2008 is summarized as follows:

          Cash paid during the years for interest and income taxes:

	2009	2008

Interest	$277,653	$139,175
Income Taxes	$-	$-

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

NOTE D—INCOME TAXES (CONTINUED)

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

NOTE E—NOTES PAYABLE

Description	Rate	Balance

Note due September 30, 2017	prime rate plus 1.5%	$279,519
Note due June 30, 2009	prime rate plus 2%	$135,492
Demand Note	Vary 8-18%	$119,418
Demand Note	Vary 8-18%	$851,988
Residential Line of Credit a	Vary 8-18%	$750,247
		$2,136,664
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
$1,947,581

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE G—SEGMENT REPORTING

The Company has two reportable segments—Duratech Structures, Inc. and Duratech Contracting, Inc.

The Net Sales and Profit/(Loss) by Segment for the year ended January 31, 2009 are as follows:

Net Sales by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$2,921,420	$3,757,143	$6,678,563
Cost of Sales (exluding depreciation)	2,096,948	2,529,975	4,626,923

Profit/(Loss) by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(276,028)	$(774,965)	$(1,050,993)

The Net Sales and Profit/(Loss) by Segment for the year ended January 31, 2008 are as follows:

Net Sales by Segment	For the year ended January 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$1,857,508	$3,116,952	$4,974,460
Cost of Sales (exluding depreciation)	1,334,844	3,003,241	4,338,086

Profit/(Loss) by Segment	For the year ended January 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(26,352)	$(294,713)	$(321,065)

Total Assets by Segment as of January 31, 2009 and 2008 are as follows:

Total Assets by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$1,034,908	$2,847,240	$3,882,148

Total Assets by Segment	For the year ended January 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$718,535	$1,999,062	$2,717,597

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

A summary of the time-based stock awards as of January 31, 2009, and changes during the quarter ended January 31, 2009, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2,570,000	$0.10

Granted (part of Share Exchange Agreement)		$0.05

Forfeited or expired	-	$-

Outstanding January 31, 2009	21,520,334	$0.056

Exercisable at January 31, 2009	2,570,000	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at January 31, 2009:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years
$0.10	700,000	8.25
$0.10	170,000	9.34
$0.10	1,700,000	9.42
$0.10	18,950,334	9.67
	21,520,334	9.60

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price
$0.10	2,570,000	$0.10
$0.016 – 0.125	14,562,544	$0.05

	17,132,544

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

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE H—EQUITY (CONTINUED)

RETAINED EARNINGS—PRIOR YEAR ADJUSTMENT

The Company made a prior year adjustment of $222,198 to reflect cost of goods sold for two projects that had been completed and sold in the period ending January 31, 2008.  The financial statements for the period ending January 31, 2008 have been revised to reflect this adjustment to Cost of Goods Sold.  This correction only affected the period ending January 31, 2008 and the beginning balance of retained earnings for the period ending January 31, 2009.  The following financial statement line items were adjusted:

Income Statement for period ending January 31, 2008 before and after correction:

	For the year ended January 31,
	2008 (Before Correction)	2008 (After Correction)
SALES AND COST OF SALES
Sales	$4,974,460	$4,974,460
Cost of Sales (excluding depreciation)	4,115,888	4,338,086

EXPENSES
Selling, general and administrative	306,199	306,199
Payroll Expense	489,321	489,321
Bad Debt Expense	3,746	3,746
Depreciation	21,598	21,598
TOTAL EXPENSES	820,864	820,864

Net Income/(Loss) from Operations	37,708	(184,490)

OTHER INCOME/(EXPENSE)
Other Income	-	-
Interest Expense	(139,175)	(139,175)
Interest Income	2,600	2,600
NET OTHER INCOME/(EXPENSE)	(136,575)	(136,575)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(98,867)	(321,065)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(5,868)	(5,868)

COMPREHENSIVE INCOME (LOSS)	(104,735)	(326,933)
Net (Loss) per share—basic and fully-diluted	(0.54)	(1.67)
Weighted average shares outstanding	195,514	195,514

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE H—EQUITY (CONTINUED)

RETAINED EARNINGS—PRIOR YEAR ADJUSTMENT (CONTINUED)

Balance Sheet for period ending January 31, 2008 before and after correction:

	As of	As of
	January 31, 2008 (Before Correction)	January 31, 2008 (After Correction)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Accounts Receivable--Related Party	89,289	$89,289
Accounts Receivable	466,522	466,522
Deposits/Holdback	-	-
Inventory	2,193,015	1,970,817
TOTAL CURRENT ASSETS	2,748,826	2,526,628

OTHER ASSETS	-	-
PROPERTY, PLANT, AND EQUIPMENT, NET	190,969	190,969
TOTAL ASSETS	$2,939,795	$2,717,597

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$539,319	$539,319
Notes Payable, current	1,597,324	1,597,324
Due to related party, current	662,743	662,743
Accounts Payable and Accrued Liabilities	290,481	290,481
Customer Deposits	53,682	53,682
TOTAL LIABILITIES	3,143,549	3,143,549

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Non-Voting Shares, Class C, unlimited shares authorized, 158,096 issued	38,000	38,000
Class, A, B, and C Common Voting Shares, unlimited shares authorized, 195,514 issued	9.776	9,776
Class D, E, and F non-voting shares, unlimited authorized, none issued	-	-
Common Stock ($.001 par value, 97,500,000 authorized; 75,224,676 issued and outstanding)	-
Paid in Capital	(52,160)	(52,160)
Accumulated Other Comprehensive Income	(5,868)	(5,868)
Retained Earnings/(Accumulated Deficit)	(193,502)	(415,952)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(203,754)	(425,952)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,939,795	$2,717,597

UPSNAP INC. F/K/A DURATECH GROUP, INC.
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

NOTE H—EQUITY (CONTINUED)

RETAINED EARNINGS—PRIOR YEAR ADJUSTMENT (CONTINUED)

Cash Flow from Operations from the Statement of Cash Flow for period ending January 31, 2008 before and after correction:

	As of	As of
	January 31, 2008 (Before Correction)	January 31, 2008 (After Correction)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss) from continued operations	$(98,867)	$(321,065)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	21,598	21,598
Bad Debt Expense	3,746	3,746
Foreign Currency Translation Gain/(Loss)	(5,868)	(5,868)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(364,378)	(364,378)
(Increase)/Decrease in Accounts Receivable--Related Party	89,289	(89,289)
(Increase)/Decrease in Current Portion of Loans and Notes Receivable	4,530	4,530
(Increase)/Decrease in Other Receivables	-	-
(Increase)/Decrease in Inventories	(1,789,061)	(1,566,863)
Increase/(Decrease) in Accounts Payable and Accrued Expenses	157,775	157,775
Increase/(Decrease) In Customer Deposits	53,682	53,682
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,106,132)	(2,106,132)

NOTE I—COMMITMENTS/LEASES

As of January 31, 2009, the company had commitments for the acquisition of residential lots and land. The company had paid non-refundable deposits $ 24,374. This deposit is included in Deposits/Holdback.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Peter Van Hierden CEO”) and Chief Financial Officer, Richard von Gnechten (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2009 because of the material weakness discussed below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

As a result of the evaluation of the effectiveness of the Company’s internal control over financial reporting, referred to in the paragraph above, the Company’s management has identified a material weakness related to a prior year adjustment of $222,198 to reflect cost of goods sold for two projects that had been completed and sold in the period ending January 31, 2008.  Because of this material weakness, the financial statements for the period ending January 31, 2008 have been revised to reflect a $222,198 adjustment to Cost of Goods Sold.  This correction only affected the period ending January 31, 2008 and the beginning balance of retained earnings for the period ending January 31, 2009.  See Item 8, Note H to the Consolidated Financial Statements, “Retained Earnings–Prior Year Adjustment” heading for additional information.  A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In order to mitigate this material weakness, management intends to implement procedures providing for the timely review of all subsidiary supplied financial statements, consolidated financial statements and the notes thereto.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year fiscal ended January 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Peter Van Hierden	49	President, Chief Executive Officer, Director
Richard von Gnechten	45	Chief Financial Officer, Director

Backgrounds of Directors

Executive Officers and Directors

Peter Van Hierden, a director, is President and CEO and principal owner of Duratech Group, Inc. Duratech is engaged in the homebuilding and manufactured housing business in Alberta and Saskatchewan, Canada, which are experiencing rapid growth primarily because of commodities such as oil, uranium and diverse mining. Duratech operates through its business units Duratech Contracting and Duratech Structures and through its ownership of 50% of the share capital of two joint venture companies: P&R Gateway Developments Inc. and 1371009 Alberta Ltd., both Alberta corporations. Mr. Van Hierden has been an entrepreneur for over 30 years, and in the past 15 years has helped successfully restore the profitability of six corporations in the construction, feed manufacturing, furniture and steel fabricating industries that had losses to generating revenues of $1 million to $30 million.

Richard von Gnechten, a director since April 19, 2006, has served since 2005 as President and CEO of Ravon Corp., which provides corporate financial advisory services. Mr. von Gnechten joined Hawaiian Electric Company (HECO) in 1991 and served as Financial Vice President & CFO from 2000 to 2004, managing/implementing Sarbanes-Oxley, SEC and NYSE compliance. During his tenure, Hawaiian Electric was recognized by a Dow Jones public company survey as a top 5 company for corporate governance and top 10 for disclosure transparency. Mr. von Gnechten also serves as Managing Director for Global Kingdom Finance Co. and board member for several companies.  He has an MBA from Dartmouth’s Tuck School of Business, is a graduate of the Financial Management Program at Stanford’s Graduate School of Business and has a degree in Economics from the University of Denver.

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

Our Board of Directors met in person or via telephone occasionally during our fiscal year ended January 31, 2009. Each member of the Board of Directors attended at least 75% of the meetings.

Board Committees

The Company presently does not have a compensation committee or nominating committee. The Company does have an audit committee, with committee duties currently carried out by a member of our Board of Directors, Richard von Gnechten. Our Board of Directors has determined that Mr. Von Gnechten has sufficient knowledge in financial and accounting matters to serve on the audit committee and that he is an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission (see a summary of Mr. von Gnechten’s background in the “Directors and Executive Officers” section above). Mr. von Gnechten, who also serves as the Chief Financial Officer of the Company, is not an independent director under the applicable standards of Item 407 of Regulation S-K.  However, there is no requirement for members of our audit committee to be independent, since the Company’s common stock is quoted on the OTC Bulletin Board, which does not impose listing standards.

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

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K/A, any failure to comply therewith during the fiscal year ended January 31, 2009. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons.

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

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Peter Van Hierden	2009	$30,000	-	-	-	-	-	-	$30,000
CEO	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Richard Von Gnechten	2009	-	-	-	-	-	-	-	-
CFO	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Tony Philipp(1)	2007	$120,000	-	-	-	-	-	-	$120,000
	2006	$120,000	-	-	-	-	-	-	$120,000
	2005	-	-	-	-	-	-	-	-

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

Directors’ and Officers' Liability Insurance

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

The following table sets forth as of January 31, 2009, the number of shares of the Company’s Common Stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by the directors and officers of the Company. The number of common shares issued and outstanding as of January 31, 2009, was 75,224,676, each with a par value of $0.001, and 23,780,334 options or warrants on common shares.

Title of Class	Name and Address	Number of Shares Owned(1)		Percent of Voting Power(2)

Principal Stockholders

Common	Janet Van Hierden 2920 9th Avenue North Lethbridge, Alberta, Canada T1H 5E4	51,927,331	(3)	66.3%

Common	Tony Philipp P.O. Box 2399 Davidson, North Carolina 28036	4,910,000	(4)	6.3%

Directors and Executive Officers

Common	Peter Van Hierden 2920 9th Avenue North Lethbridge, Alberta, Canada T1H 5E4	51,927,3314	(3)	66.3%
Common	Richard von Gnechten 2920 9th Avenue North Lethbridge, Alberta, Canada T1H 5E4	1,365,265	(5)	1.7%

Common	All Officers and Directors as a Group (2 persons)	53,292,596		68.0%

(1)   Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(2)	Based on 75,224,676 issued and outstanding shares of common stock on January 31, 2009. There were also 22,740,702 options to purchase shares of common stock or warrants awarded as of January 31, 2009.
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
(5)   Mr. von Gnechten owns 1,054 shares of Common Stock and 1,364,211 options to purchase Common Stock.

Equity Compensation Plan Information

Information regarding equity compensation plans may be found in Part II, Item 5, under the heading “Shares Authorized Under Equity Compensation Plans,” commencing on page 8 of this Annual Report on Form 10-K/A.

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

Pursuant to the Share Exchange Agreement, Philipp had agreed, among other things, to indemnify and hold harmless the Company from and against all liabilities as of the Closing Date up to $200,000. In addition, pursuant to the Asset Purchase Agreement, Philipp had agreed, among other things, to indemnify and hold harmless the Company from and against all liabilities as of the Closing Date up to $130,000.  As part of the Asset Purchase Agreement, the Company contributed $130,000 to UpSnap Services at Closing solely toward the payment and discharge of the Assumed Liabilities (as defined). The $130,000 contribution was not to be used to pay any of Philipp’s advances to the Company or his accrued salary. Duratech funded this $130,000 capital contribution by wire transfer of $130,000 to the Registrant on the Closing Date. The Asset Purchase Agreement was approved by a majority of the Board of Directors, with Philipp abstaining, in accordance with Nevada Revised Statutes 78.140.

Richard A. von Gnechten, a member of the Board of the Company and also a Managing Director for Global Kingdom Finance Co., an affiliate of Duratech, was appointed as Chief Financial Officer of the Company as of September 17, 2008. He does not plan to have a salary paid by the Company, nor will he have an employment contract with the Company.

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

UPSNAP, INC.

Date: November 20, 2009	By:	/s/ Peter van Hierden
Peter van Hierden
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Peter van Hierden	Chairman, Chief Executive Officer and Director	November 20, 2009
Peter van Hierden

/s/Richard von Gnechten
Richard von Gnechten	Chief Financial Officer and Director	November 20, 2009