Form 10-Q/A
period 2009-04-30
UpSnap, Inc.
filed 2009-11-20
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act)   Yes ☐No ☒

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 30, 2009, 78,379,167 shares.

UPSNAP, INC.

Form 10-Q for the period ended April 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Balance Sheet

	As of	As of
	April 30, 2009	January 31, 2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Accounts Receivable	1,345,575	812,355
Deposits/Holdback	71,279	117,973
Inventory	2,136,512	1,947,581
TOTAL CURRENT ASSETS	3,553,366	3,542,131

OTHER ASSETS	323,882	365,934
PROPERTY, PLANT, AND EQUIPMENT, NET	659,917	638,305
TOTAL ASSETS	$4,537,165	$3,882,148

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$303,643	$319,263
Notes Payable, current	1,929,173	2,136,664
Due to related party, current	64,167	70,308
Accounts Payable and Accrued Liabilities	1,488,224	961,195
Customer Deposits	1,192,681	273,289
TOTAL LIABILITIES	4,977,888	3,760,719

STOCKHOLDERS' EQUITY/(DEFICIT)
Common Stock ($.001 par value, 97,500,000 authorized; 75,224,676 issued and outstanding)	75,225	75,225
Paid in Capital	1,450,871	1,403,688
Accumulated Other Comprehensive Income	100,474	109,209
Retained Earnings/(Accumulated Deficit)	(2,067,293)	(1,466,693)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(440,723)	121,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$4,537,165	$3,882,148

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statement of Operations (Unaudited)

	For the three months ended April 30,
	2009	2008
SALES AND COST OF SALES
Sales	$800,910	$1,529,447
Cost of Sales (excluding depreciation)	796,070	1,093,739

EXPENSES
Selling, general and administrative	207,724	166,183
Payroll Expense	239,956	213,042
Bad Debt Expense	-	-
Depreciation	28,280	-
TOTAL EXPENSES	475,960	379,225

Net Income/(Loss) from Operations	(471,120)	56,483

OTHER INCOME/(EXPENSE)
Other Income	-	-
Interest Expense	(85,224)	(40,226)
Interest Income	-	-
NET OTHER INCOME/(EXPENSE)	(85,224)	(40,226)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(556,344)	16,257

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(8,735)	(5)

COMPREHENSIVE INCOME (LOSS)	(565,079)	16,252
Net (Loss) per share—basic and fully-diluted	(0.01)	(0.08)
Weighted average shares outstanding	75,224,676	195,514

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statements of Cash Flows
	For three-months ended April 30 2009	For year ended Jan. 31 2009
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss) from continued operations	$(556,334)	$(1,050,993)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	28,280	124,397
Bad Debt Expense	-	62

Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(533,220)	(345,833)
(Increase)/Decrease in Accounts Receivable--Related Party	-	89,289
(Increase)/Decrease in Deposits/Holdbacks	46,694	(117,973)
(Increase)/Decrease in Inventories	(188,931)	23,236
Increase/(Decrease) in Accounts Payable and Accrued Expenses	529,946	670,714
Increase/(Decrease) In Customer Deposits	919,392	219,607
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	245,827	(387,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant, and Equipment	(7,840)	(46,867)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,840)	(46,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(Payment) of Notes Payable	(207,491)	539,340
Proceeds/(Payment) of Shareholder Loans	-	-
Proceeds from Long-term Debt	-	-
Increase/(decrease) in Due to related party	(6,141)	-
Proceeds/(Payment) of Bank Overdraft	(15,620)	(220,056)
Proceeds/(Payment) from Share Redemption	-	-
Payment for Structures Acquisition	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(229,252)	319,284

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,735)	115,077

NET INCREASE IN CASH AND
CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS:
Beginning of Period	-	-

End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$85,224	$277,653
Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Issuance of shares for Land/Equipment	-	431,653
Conversion of Due to related party to Equity	-	592,435
Conversion of Duratech Stock for UpSnap Stock	-	459,209

The accompanying notes are an integral part of these financial statements.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business—UpSnap, Inc. (“UpSnap” or “the Company”) was incorporated on July 24, 2003 under the laws of the State of Nevada.  The Company was a Development Stage Company, as defined by the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”

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

UpSnap, Inc.’s principal operations following the reverse-merger are conducted through Duratech Group Inc. (previously named Duratech Contracting Inc.).  Prior to the date of the reverse-merger, the historical financial statements only include the historical results and operations of Duratech Group, Inc. (the accounting acquirer). Duratech commenced operations on December 18, 2002 as a small homebuilding company constructing about five homes a year until Peter van Hierden (“van Hierden”) bought out the majority partners and took control of the operations in July, 2007.  Shortly thereafter, Mr. van Hierden identified a synergistic opportunity to acquire a modular oil camp factory which was also in distress and acquired the company in July, 2007.  Since that time management has been able to turn both these operations around and now seeks to grow the company organically and through additional acquisitions.

Duratech’s principle operations are building manufactured and stick-built homes and modular oil camps in Alberta and Saskatchewan, Canada.

Duratech manufactures and builds homes and modular camp sites for its marketplace, principally Alberta and Saskatchewan.  The Company has three principal products that it offers: first, the company builds on-site conventional homes; second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; and third, the company builds modular camp sites for the oil mining industry.

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

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.  The other comprehensive income (loss) applicable to the Company during the periods covered in the consolidated financial statements were foreign currency translation gains/(loss).

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

Impairment of Long-Lived Assets— Using the guidance of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

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

The estimated annual depreciation expense is $124,397 per year.  Total depreciation expense for the year ended January 31, 2009 and the quarter ended April 30, 2009 were $124,397 and 28,280 respectively.

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

Recent Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has adopted these pronouncements and determined that it had no effect on the Company’s results of operations or its financial position.

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

NOTE E—NOTES PAYABLE

Description	Rate	Balance

Note due September 30, 2017	prime rate plus 1.5%	$283,196
Note due June 30, 2009	prime rate plus 2%	$188,879
Demand Note	Vary 8-18%	$153,670
Demand Note	Vary 8-18%	$942,916
Residential Line of Credit a	Vary 6-8%	$360,512
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
$2,136,512

NOTE G—SEGMENT REPORTING

The Company has two reportable segments—Duratech Structures, Inc. and Duratech Contracting, Inc.

The Net Sales and Profit/(Loss) by Segment for the year ended April 30, 2009 are as follows:

Net Sales by Segment	For the quarter ended April 30, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$212,515	$588,395	$800,910
Cost of Sales (excluding depreciation)	266,937	529,133	796,070

Profit/(Loss) by Segment	For the quarter ended April 30, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(210,175)	$(346,169)	$(556,344)

The Net Sales and Profit/(Loss) by Segment for the year ended April 30, 2008 are as follows:

Net Sales by Segment	For the quarter ended April 30, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$617,957	$911,490	$1,529,447
Cost of Sales (excluding depreciation)	405,901	687,838	1,093,739

Profit/(Loss) by Segment	For the quarter ended April 30, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(48,778)	$65,035	$16,257

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

Shares to be Issued from Preferred Stock Exchange Agreement

On January 8, 2009, the Company and certain individuals (the “Sellers”) entered into the Preferred Stock Exchange Agreement, pursuant to which the Company agreed to issue 338,938,010 shares of Common Stock, when the same are authorized, and to issue 127,568,470 options on Common Stock of the Company, when the same are authorized in exchange for not less than 3,198,362 shares of Preferred Stock of Duratech, and up to 1,203,790 options on Preferred

Stock of Duratech. The exchange ratio under the Preferred Stock Exchange Agreement for the exchange of both the Common Stock of the Company for the Preferred Stock of Duratech, and for the options on Common Stock of the Company for options on the Preferred Stock of Duratech is equal to 105.97 to one.

The Preferred Stock of Duratech has a designation which entitles it to one vote per share, has a $1.00 liquidation preference and is not entitled to any dividend or conversion privilege. Following this conversion, there are also 158,096 shares of Duratech Preferred Non-Voting Stock that remain oustanding, which have a $1.00 liquidation preference, are not entitled to any dividend or conversion privilege, and are to be liquidated in three years.

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

Duratech had $800,910 in revenues for the three months ended April 30, 2009 compared to $1,529,447 for the three months ended April 30, 2008. Including reorganization, acquisition costs and foreign currency translation gains and losses, the net loss for the period ended April 30, 2009 was $565,079 compared to net income of $16,252 for the same period in 2008. Duratech has two principal strategies for growth: 1) build construction for its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended April 30, 2009 and 2008 and related notes thereto.

THREE MONTHS ENDED APRIL 30, 2009 COMPARED TO THREE MONTHS ENDED APRIL 30, 2008

Operating Revenues. Revenues for the three months ended April 30, 2009 were $800,910, compared to revenues for the three months ended April 30, 2008 of $1,529,447. The decrease in revenues of $728,884 is principally attributable to a decline in housing sales as a result of the global recession and its impact on the Canadian economy since late 2008 compared to a very rapidly growing economy during the prior year period when oil prices were substantially higher.  Sales for the Duratech Contracting division decreased to $588,395 for the period ended April 30, 2009 from $911,490 for period ended April 30, 2008 due to a decrease in new home sales. The Duratech Structures division went from $617,957 for the quarter ended April 30, 2008 to $212,515 in sales for the quarter ended April 30, 2009 due to a decrease in sales of modular structures.

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

Liquidity and Capital Resources

As of April 30, 2009, cash and cash equivalents totaled $0.  The net cash provided by operations for the three months ended April 30, 2009 of $245,827 increased from the net cash used in fiscal year end January 31, 2009 of $387,494 principally due to an increase in accounts payable and customer deposits offset by an increase in inventories and receivables associated with new housing production. The net cash used in investing activities of $7,840 for the period was mainly due to additions to property, plant and equipment compared to $46,867 for the fiscal year end January 31, 2009. The decrease in financing activities of $229,252 for quarter ended April 30, 2009 compared to $319,284 generated for the prior fiscal year end was mainly due to the decrease in the proceeds from notes payable of $207,491.

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of April 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2009.
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

UPSNAP, INC.

Date: November 20, 2009	By:	/s/ Peter van Hierden
Peter van Hierden
Chief Executive Officer

Date: November 20, 2009	By:	/s/Richard von Gnechten
Richard von Gnechten
Chief Financial Officer