Form 10-Q/A
period 2009-07-31
UpSnap, Inc.
filed 2009-11-20
CIK 1261019

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

UPSNAP, INC.

Form 10-Q/A for the period ended July 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Balance Sheet

	As of	As of
	July 31, 2009	January 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Accounts Receivable	970,326	812,355
Deposits/Holdback	114,905	117,973
Inventory	2,236,958	1,947,581
TOTAL CURRENT ASSETS	3,322,189	3,542,131

OTHER ASSETS	388,221	365,934
PROPERTY, PLANT, AND EQUIPMENT, NET	2,315,286	638,305
TOTAL ASSETS	$6,025,696	$3,882,148

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$263,426	$319,263
Notes Payable, current	2,086,317	2,136,664
Due to related party, current	129,364	70,308
Accounts Payable and Accrued Liabilities	1,042,636	961,195
Customer Deposits	1,663,574	273,289
TOTAL LIABILITIES	5,185,317	3,760,719

STOCKHOLDERS' EQUITY/(DEFICIT)
Common Stock ($.001 par value, 97,500,000 authorized; 78,379,167 and 75,224,676 issued and outstanding)	78,379	75,225
Paid in Capital	3,317,842	1,403,688
Accumulated Other Comprehensive Income	69,391	109,209
Retained Earnings/(Accumulated Deficit)	(2,486,451)	(1,466,693)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	840,379	(121,429)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$6,025,696	$3,882,148

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statement of Operations (Unaudited)

	For the three months ended July 31,
	2009	2008
SALES AND COST OF SALES
Sales	$1,030,429	$661,050
Cost of Sales (excluding depreciation)	739,176	508,437

EXPENSES
Selling, general and administrative	276,029	222,439
Payroll Expense	252,534	509,386
Bad Debt Expense	-	-
Depreciation	43,907	-
TOTAL EXPENSES	572,470	731,825

Net Income/(Loss) from Operations	(281,217)	(579,212)

OTHER INCOME/(EXPENSE)
Other Income	491	998
Interest Expense	(104,395)	(49,082)
Interest Income	-	-
NET OTHER INCOME/(EXPENSE)	(103,904)	(48,084)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(385,121)	(627,296)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(19,307)	5,852

COMPREHENSIVE INCOME (LOSS)	(404,428)	(621,444)
Net (Loss) per share—basic and fully-diluted	(0.01)	(3.18)
Weighted average shares outstanding	77,102,840	195,514

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statement of Operations (Unaudited)

	For the six months ended July 31,
	2009	2008
SALES AND COST OF SALES
Sales	$1,859,144	$2,176,567
Cost of Sales (excluding depreciation)	1,567,068	1,592,225

EXPENSES
Selling, general and administrative	490,836	387,155
Payroll Expense	501,645	720,614
Bad Debt Expense	-	-
Depreciation	73,058	-
TOTAL EXPENSES	1,065,539	1,107,769

Net Income/(Loss) from Operations	(773,463)	(523,427)

OTHER INCOME/(EXPENSE)
Other Income	484	999
Interest Expense	(192,655)	(88,951)
Interest Income	-	-
NET OTHER INCOME/(EXPENSE)	(192,171)	(87,952)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(965,634)	(611,379)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(39,818)	5,887

COMPREHENSIVE INCOME (LOSS)	(1,005,452)	(605,492)
Net (Loss) per share—basic and fully-diluted	(0.01)	(3.10)
Weighted average shares outstanding	76,163,758	195,514

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statements of Cash Flows
	For six-months ended July 31 2009	For year ended Jan. 31 2009
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss) from continued operations	$(965,634)	$(1,050,993)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	73,058	124,397
Bad Debt Expense	-	62

Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(152,971)	(345,833)
(Increase)/Decrease in Accounts Receivable--Related Party	-	89,289
(Increase)/Decrease in Deposits/Holdbacks	3,068	(117,973)
(Increase)/Decrease in Inventories	(289,377)	23,236
Increase/(Decrease) in Accounts Payable and Accrued Expenses	38,401	670,714
Increase/(Decrease) In Customer Deposits	1,390,285	219,607
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	96,830	(387,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Other Assets	(22,287)	-
Purchase of Property, Plant, and Equipment	(300,039)	(46,867)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(322,326)	(46,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(Payment) of Notes Payable	262,095	539,340
Proceeds/(Payment) of Shareholder Loans	-	-
Proceeds from Long-term Debt	-	-
Increase/(decrease) in Due to related party	59,056	-
Proceeds/(Payment) of Bank Overdraft	(55,837)	(220,056)
Proceeds/(Payment) from Share Redemption	-	-
Payment for Structures Acquisition	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	265,314	319,284

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(39,818)	115,077

NET INCREASE IN CASH AND
CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS:
Beginning of Period	-	-

End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$192,655	$277,653
Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Issuance of shares for Land/Equipment	1,450,000	431,653
Conversion of Notes Payable/Accounts Payable to Equity	393,765	-
Conversion of Due to related party to Equity	-	592,435
Conversion of Duratech Stock for UpSnap Stock	-	459,209

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

NOTE E—NOTES PAYABLE

Description	Rate	Balance

Note due September 30, 2017	prime rate plus 1.5%	$103,270
Note due June 30, 2009	prime rate plus 2%	$146,110
Demand Note	Vary 8-18%	$376,867
Demand Note	Vary 8-18%	$1,200,538
Residential Line of Credit a	Vary 6-8%	$259,532
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
$2,236,958

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

NOTE G—SEGMENT REPORTING

The Company has two reportable segments—Duratech Structures, Inc. and Duratech Contracting, Inc.

The Net Sales and Profit/(Loss) by Segment for the six-months ended July 31, 2009 are as follows:

Net Sales by Segment	For the six-months ended July 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$472,112	$1,387,032	$1,859,144
Cost of Sales (excluding depreciation)	524,604	1,042,464	1,567,068

Profit/(Loss) by Segment	For the six-months ended July 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(373,867)	$(591,767)	$(965,634)

The Net Sales and Profit/(Loss) by Segment for the six-months ended July 31, 2008 are as follows:

Net Sales by Segment	For the six-months ended July 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Sales, net	$671,496	$1,505,071	$2,176,567
Cost of Sales (excluding depreciation)	496,375	1,095,850	1,592,225

Profit/(Loss) by Segment	For the six-months ended July 31, 2008
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Net Operating Profit/(Loss)	$(224,886)	$(386,493)	$(611,379)

Total Assets by Segment as of July 31, 2009 and January 31, 2009 are as follows:

Total Assets by Segment	For the period ended July 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$2,779,085	$3,246,611	$6,025,696

Total Assets by Segment	For the year ended January 31, 2009
	Duratech Structures, Inc.	Duratech Contracting, Inc.	Totals
Total Assets	$1,794,626	$2,087,522	$3,882,148

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

A summary of the time-based stock awards as of July 31, 2009, and changes during the quarter ended July 31, 2009, is as follows:
	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2,570,000	$0.10
Granted (part of Share Exchange Agreement)	17,810,702	$0.05
Forfeited or expired	-	$-
Outstanding July 31, 2009	20,380,702	$0.056

Exercisable at July 31, 2009	2,570,000	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at July 31, 2009:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years
$0.10	700,000	7.75
$0.10	170,000	8.84
$0.10	1,700,000	8.92
$0.10	17,810,702	9.17
	20,380,702	9.10

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price
$0.10	2,570,000	$0.10
$0.016 – 0.125	3,422,912	$0.05

	15,992,912

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

NOTE I—COMMITMENTS/LEASES

As of July 31, 2009, the company had commitments for the acquisition of residential lots and land. The company had paid non-refundable deposits $24,374. This deposit is included in Deposits/Holdback..

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

THREE MONTHS ENDED JULY 31, 2009 COMPARED TO THREE MONTHS ENDED JULY 31, 2008

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

SIX MONTHS ENDED JULY 31, 2009 COMPARED TO SIX MONTHS ENDED JULY 31, 2008

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

Net Income. Net loss for the six months ended July 31, 2009 was $965,634 compared to a net loss for the period in 2008 of $611,379.  The increase in net loss is principally attributable to the decrease home and modular sales during the first quarter as a result of the global economic recession and increase in selling, general and administrative expenses in the six month period ended July 31, 2009, including turn-around costs and acquisition expenses related to reverse merger, offset by a decrease in payroll expenses in 2009 in response to the global economic recession.    The net loss for the six months ended July 31, 2009 was $591,767 for Duratech Contracting division which included overhead expenses for the Company and $373,867 for Duratech Structures division principally as a result of a decline in sales in the first quarter due to the global economic recession. The net loss for the six months ended July 31, 2008 was $386,493 for Duratech Contracting division and a loss of $224,886 for Duratech Structures division which reflects a decline in the company’s operation before being acquired by Duratech Group.

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

Liquidity and Capital Resources

As of July 31, 2009, cash and cash equivalents totaled $0.  The net cash provided by operations for the six-months ended July 31, 2009 of $96,830 increased from the net cash used in fiscal year end January 31, 2009 of $387,494 principally due to an increase in customer deposits offset by an increase in inventories and net loss from operations. The net cash used in investing activities of $322,326 for the period was mainly due to acquisition of three parcels of land, described below in Part II, Item 2, compared to $46,867 for the fiscal year end January 31, 2009. The increase in financing activities of $265,314 for six-months ended July 31, 2009 compared to $319,284 generated for the prior fiscal year end was mainly due proceeds from notes payable for each period.

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

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2009.
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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

As previously reported on Form 8-K filed with the SEC on August 31, 2009. On June 18, 2009, the Registrant through its principal subsidiary, Duratech Group Inc. (“Duratech”) and all of the contracting parties executed a Purchase Agreement dated as of June 8, 2009 (the “Agreement”), between and among Duratech, 1152645 Alberta Ltd., an Alberta numbered corporation (“Alberta Company”), and Al Kirby, a citizen of Alberta, Canada (“Kirby”) and the principal owner of Alberta Company, pursuant to which Duratech had a right to acquire, subject to the satisfaction prior to closing of certain conditions precedent and after closing certain conditions subsequent, 100% of Al Kirby’s ownership interest in Alberta Company, which reflected 100% of the common voting shares and approximately 76% of the overall ownership of the Alberta Company for consideration consisting of cash having an aggregate market value of approximately $1 million (Canadian Dollars), approximately $924,000 U.S. Dollars based on foreign currency rates on the date of the Agreement.  On June 18, 2009, the parties also entered into a Purchase Agreement and Assignment where Al Kirby agreed to sell and assign all intellectual property rights associated with the Water purification and Waste Water Systems and the Salinating systems to Duratech and all rights to manufacture Soil Remediation units as per the contract.  On June 18, 2009, Al Kirby and Duratech also entered into an Assignment where Al Kirby assigned all intellectual property rights associated with Soil Remediation Process (Nature zone) to Alberta Company.

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

(b) Exhibits

Exhibits for UpSnap, Inc. and its subsidiaries are listed below.

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