Form 10-Q
period 2009-10-31
UpSnap, Inc.
filed 2009-12-21
CIK 1261019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 15, 2009, 77,349,167 shares.

UPSNAP, INC.

Form 10-Q for the period ended October 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Balance Sheet

	As of	As of
	October 31, 2009	January 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Accounts Receivable	638,673	812,355
Deposits/Holdback	43,531	117,973
Inventory	911,271	1,947,581
TOTAL CURRENT ASSETS	1,593,475	3,542,131

OTHER ASSETS	417,350	365,934
PROPERTY, PLANT, AND EQUIPMENT, NET	1,250,528	638,305
TOTAL ASSETS	$3,261,353	$3,882,148

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
CURRENT LIABILITIES:
Bank Overdraft	$326,559	$319,263
Notes Payable, current	1,634,704	2,136,664
Due to related party, current	131,582	70,308
Accounts Payable and Accrued Liabilities	1,027,864	961,195
Customer Deposits	340,412	273,289
TOTAL LIABILITIES	3,459,871	3,760,719

STOCKHOLDERS' EQUITY/(DEFICIT)
Common Stock ($.001 par value, 97,500,000 authorized; 77,349,167 and 75,224,676 issued and outstanding)	77,349	75,225
Paid in Capital	2,390,107	1,403,688
Accumulated Other Comprehensive Income	62,906	109,209
Retained Earnings/(Accumulated Deficit)	(2,728,880)	(1,466,693)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(198,518)	(121,429)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,261,353	$3,882,148

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statement of Operations (Unaudited)

	For the three months ended October 31,
	2009	2008
SALES AND COST OF SALES
Sales	$1,728,864	$2,238,649
Cost of Sales (excluding depreciation)	1,432,326	1,377,129

EXPENSES
Selling, general and administrative	183,911	231,398
Payroll Expense	128,838	528,454
Bad Debt Expense	-	317
Depreciation	43,138	-
TOTAL EXPENSES	355,887	760,169

Net Income/(Loss) from Operations	(59,349)	101,351

OTHER INCOME/(EXPENSE)
Other Income	-	2,851
Interest Expense	(52,670)	(70,841)
Interest Income	-	-
NET OTHER INCOME/(EXPENSE)	(52,670)	(67,990)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(112,019)	33,361

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(43)	(2,684)

COMPREHENSIVE INCOME (LOSS)	(111,976)	30,677
Net (Loss) per share—basic and fully-diluted	(0.00)	0.16
Weighted average shares outstanding	77,349,167	195,514

The accompanying notes are an integral part of these financial statements.

UpSnap, Inc. F/K/A Duratech Group Inc.
Consolidated Statement of Operations (Unaudited)

	For the nine months ended October 31,
	2009	2008
SALES AND COST OF SALES
Sales	$3,480,510	$4,278,661
Cost of Sales (excluding depreciation)	2,910,324	2,857,922

EXPENSES
Selling, general and administrative	663,193	600,443
Payroll Expense	622,326	1,201,732
Bad Debt Expense	-	320
Depreciation	113,503	-
TOTAL EXPENSES	1,399,022	1,802,495

Net Income/(Loss) from Operations	(828,836)	(381,756)

OTHER INCOME/(EXPENSE)
Other Income	484	3,806
Interest Expense	(241,996)	(154,230)
Interest Income	-	-
NET OTHER INCOME/(EXPENSE)	(241,512)	(150,424)

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(1,070,348)	(532,180)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain/(Loss)	(46,303)	47,898

COMPREHENSIVE INCOME (LOSS)	(1,116,651)	(484,282)
Net (Loss) per share—basic and fully-diluted	(0.01)	(2.48)
Weighted average shares outstanding	76,558,894	195,514

The accompanying notes are an integral part of these financial statements.

UpSnap Inc. F/K/A Duratech Group, Inc.
Consolidated Statements of Cash Flows

	For nine-months ended October 31 2009	For year ended Jan. 31 2009
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss) from continued operations	$(1,070,348)	$(1,050,993)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	113,503	124,397
Bad Debt Expense	-	62

Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	173,682	(345,833)
(Increase)/Decrease in Accounts Receivable--Related Party	-	89,289
(Increase)/Decrease in Deposits/Holdbacks	74,442	(117,973)
(Increase)/Decrease in Inventories	1,036,310	23,236
Increase/(Decrease) in Accounts Payable and Accrued Expenses	50,770	670,714
Increase/(Decrease) In Customer Deposits	67,123	219,607
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	445,482	(387,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Other Assets	(51,416)	-
Purchase of Property, Plant, and Equipment	(142,223)	(46,867)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(193,639)	(46,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(Payment) of Notes Payable	(259,518)	539,340
Proceeds/(Payment) of Shareholder Loans	-	-
Proceeds from Long-term Debt	-	-
Increase/(decrease) in Due to related party	61,274	-
Proceeds/(Payment) of Bank Overdraft	7,296	(220,056)
Proceeds/(Payment) from Share Redemption	-	-
Payment for Structures Acquisition	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(205,540)	319,284

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(46,303)	115,077

NET INCREASE IN CASH AND
CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS:
Beginning of Period	-	-

End of Period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$192,655	$277,653
Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Issuance of shares for Land/Equipment	500,000	431,653
Conversion of Notes Payable/Accounts Payable to Equity	343,765	-
Conversion of Due to related party to Equity	-	592,435
Conversion of Duratech Stock for UpSnap Stock	-	459,209

The accompanying notes are an integral part of these financial statements.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
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

Presentation and Foreign Currency Translation—These consolidated financial statement have been prepared in accordance with US generally accepted accounting principles (GAAP) and translated into U.S dollars. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at October 31, 2009 and January 31, 2009 was 0.9262 and .0.81248, respectively. The average for the quarter ending October 31, 2009 and 2008 was 0.92655 and 0.90428, respectively.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
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

Revenue Recognition— Revenues from long-term construction contracts (over one year) of the Residential Homebuilding division, which builds on-site conventional homes, are recognized using the percentage-of-completion method. Revenues from short-term contracts of the Modular Construction division, which builds ready-to-move homes and modular camp sites, are recognized as the work is performed and related costs are incurred. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repair costs. General and administrative costs are charged to expense as incurred.

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Bank Overdraft—Cash consists of cash, cash equivalents and checks issued in excess of cash on deposit. Cash is put in the Bank account which has a negative balance. For the purpose of the cash flow statement, Bank overdrafts are also classified as cash.

Advertising Costs—Advertising costs are expensed as incurred.  For the quarter ended October 31, 2009 and 2008, the company incurred $2,548 and $0 respectively.  For year to date ended October 31, 2009 and 2008, the company incurred $17,511 and 16,467, respectively.

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

Accounts Receivable— Accounts deemed uncollectible are written off in the year they become uncollectible. For the quarters ended October 31, 2009 and 2008, no amounts were deemed uncollectible as of October 31, 2009.  Outstanding Accounts Receivable as of October 31, 2009 was $638,673.  Typical payment terms for short-term contracts are 30% down, 60% upon completion and 10% holdback to be released once the structure is on-site and attached.  Typical payment terms for stick-built homes (long-term construction contracts) are four draws from bank upon completion of backfill, lockup, ready-to-paint and at completion and a 10% holdback is held for 45 days to allow for builder liens by lawyer.  Accounts receivable are considered current as long as there is reasonable expectation that payments will be made as agreed upon or otherwise negotiated, but in no event longer than 12 months.  The Company evaluates collectability based on receiving payments as agreed upon or as otherwise negotiated.

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended October 31, 2009 and year ended January 31, 2009 is summarized as follows:

          Cash paid during the years for interest and income taxes:

	Oct. 31, 2009	Jan, 31 2009

Interest	$241,996	$277,653
Income Taxes	$-	$-

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2009:

Asset	Cost	Accumulated Depreciation	Net Book Value

Land	$32,855	$-	$32,855
Buildings	69,088	6,660	62,428
Tools and Equipment	457,908	72,045	385,863
Small Tools and Equipment	19,294	9,878	9,416
Computer and Office Equipment	47,002	22,473	24,529
Automobiles	97,485	55,486	41,999
Leasehold Improvements	99,752	18,537	81,215
	$823,384	$185,079	$638,305

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE D—INCOME TAXES (CONTINUED)

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE D—INCOME TAXES (CONTINUED)

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

NOTE E—NOTES PAYABLE

Description	Rate	Balance

Note due September 30, 2017	prime rate plus 1.5%	$89,250
Demand Note	prime rate plus 2%	$21,537
Demand Note	Vary 8-18%	$376,867
Demand Note	Vary 8-18%	$887,518
Residential Line of Credit a	Vary 6-8%	$259,532
		$1,634,704
a This is a residential loan line of credit. Progress loans are available upon satisfactory inspection

There are no covenants associated with the above debt arrangements.  In addition to the notes listed above, the Company also has a bank overdraft in the amount of $326,559.

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

Inventories are as follows:

Raw Materials	$81,429
Work in Progress	$509,877
Finished Goods	$319,965
$911,271

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE G—SEGMENT REPORTING

The Company has two reportable segments—Modular Construction and Residential Homebuilding

The Net Sales and Profit/(Loss) by Segment for the nine-months ended October 31, 2009 are as follows:

Net Sales by Segment	For the nine-months ended October 31, 2009
	Modular Construct.	Resident. Home-building	Totals
Sales, net	$2,032,938	$1,447,572	$3,480,510
Cost of Sales (excluding depreciation)	1,866,444	1,043,880	2,910,324

Profit/(Loss) by Segment	For the nine-months ended October 31, 2009
	Modular Construct.	Resident. Home-building	Totals
Net Operating Profit/(Loss)	$(322,011)	$(748,820)	$(1,070,831)

The Net Sales and Profit/(Loss) by Segment for the nine-months ended October 31, 2008 are as follows:

Net Sales by Segment	For the nine-months ended October 31, 2008
	Modular Construct.	Resident. Home-building	Totals
Sales, net	$1,660,654	$2,618,007	$4,278,661
Cost of Sales (excluding depreciation)	1,196,826	1,661,096	2,857,922

Profit/(Loss) by Segment	For the nine-months ended October 31, 2008
	Modular Construct.	Resident. Home-building	Totals
Net Operating Profit/(Loss)	$(315,175)	$(217,005)	$(535,072)

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE G—SEGMENT REPORTING

Total Assets by Segment as of October 31, 2009 and January 31, 2009 are as follows:

Total Assets by Segment	For the period ended October 31, 2009
	Modular Construct.	Resident. Home-building	Totals
Total Assets	$1,106,570	$2,154,783	$3,261,353

Total Assets by Segment	For the year ended January 31, 2009
	Modular Construct.	Resident. Home-building	Totals
Total Assets	$1,794,626	$2,087,522	$3,882,148

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

NOTE H—EQUITY

OUTSTANDING SHARE DATA

The outstanding share data as at October 31, 2009 and January 31, 2009 is as follows:

Number of shares outstanding

2009

Common shares	77,349,167
Options to purchase common shares	20,380,702
Warrants to purchase common shares	2,360,000
Debentures convertible to common shares	-
Accrued interest convertible to common shares	-

Shares Issued from Share Exchange Agreement

The following common shares were issued to Duratech Shareholders following the closing of the Share Exchange Agreement on September 17, 2008:

Janet van Hierden	6,387,729
Jason van Hierden	580,703
Peter van Hierden	41,255,711
Brendon van Hierden	116,141
George Sawatzky	2,009,058

Total	50,349,342

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the quarter ended October 31, 2009 are shown in the following table:

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

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

A summary of the time-based stock awards as of October 31, 2009, and changes during the quarter ended October 31, 2009, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	2,570,000	$0.10
Granted (part of Share Exchange Agreement)	17,810,702	$0.05
Forfeited or expired	-	$-
Outstanding October 31, 2009	20,380,702	$0.056

Exercisable at October 31, 2009	2,570,000	$0.10

The following tables summarize information about fixed stock options outstanding and exercisable at October 31, 2009:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life in Years
$0.10	700,000	7.50
$0.10	170,000	8.59
$0.10	1,700,000	8.67
$0.016 – 0.125	17,810,702	8.92
	20,380,702	8.85

	Stock Options Exercisable
Range of Exercise Prices	Number of Shares Exercisable	Weighted Average Exercise Price
$0.10	2,570,000	$0.10
$0.016 – 0.125	13,422,912	$0.05

	15,992,912

The exercise price of stock options granted during the period ended October 31, 2009 was equal to the market price of the underlying common stock on the grant date.

There was no aggregate intrinsic value as of October 31, 2009. Intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Warrants

The Company has recorded the warrant instruments as equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Unaudited)

NOTE H—EQUITY (CONTINUED)

A summary of warrant activity for the period ended October 31, 2009 is as follows:

Series B
	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, January 31, 2009	1,800,000	$1.10	1,800,000	$1.10
Granted	-
Expired	-
Exercised	-	-		-

Outstanding, October 31, 2009	1,800,000	$1.10	1,800,000	$1.10

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price

Outstanding, January 31, 2009	560,000	$0.90	560,000	$0.90
Granted	-
Exercised	-

Outstanding, October 31, 2009	560,000	$0.90	560,000	$0.90

At October 31, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price

$1.10	1,800,000	$1.10	2.03	1,800,000	$1.10
$0.90	560,000	$0.90	2.12	560,000	$0.90
	2,360,000			2,360,000

UPSNAP, INC. F/K/A Duratech Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
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

NOTE I—COMMITMENTS/LEASES

As of October 31, 2009, the company had commitments for the acquisition of residential lots and land. The company had paid non-refundable deposits $24,374. This deposit is included in Deposits/Holdback..

NOTE J—RELATED PARTIES

The Company has an outstanding amount Due to a shareholder in the amount of $131,582.  This outstanding amount is due upon demand, is unsecured and does not bear an interest rate.

NOTE K—GOING CONCERN

As shown in the accompanying financial statements, the Company had a loss for the period ended October 31, 2009.  During the years ended January 31, 2009 and 2008, the Company had a net loss of $935,916 and $104,735 respectively.  The Company has a net deficiency of $2,728,880.

Management believes that actions presently being taken to secure profitable construction contracts, raise equity capital, seek strategic relationships and alliances, and pursue strategic acquisitions to generate positive cash flow provide the means for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Duratech manufactures and builds homes and modular sites for its marketplace, principally Alberta and Saskatchewan. The Company has three principal products that it offers: first, the company builds on-site conventional homes through its Residential Homebuilding division; second, the company builds ready-to-move (RTM) homes in factories and brings them on foundations to sell to end users; and, third, the company builds modular camp sites for the oil mining industry through its Modular Construction division.

Duratech had $1,728,864 and $3,480,510 in revenues for the three and nine months ended October 31, 2009 compared to $2,238,649 and $4,278,661 for the three and nine months ended October 31, 2008.  Including reorganization, acquisition costs and foreign currency translation gains and losses, the net loss for the three and nine months ended October 31, 2009 was $111,976 and $1,116,651 compared to net gain of $30,677 for the three months and net loss of $484,282 for the nine months ended October 31, 2008. Duratech has two principal strategies for growth: 1) build market share for its existing marketplace and 2) expand through strategic acquisitions both in its existing market and the United States.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended October 31, 2009 and 2008 and related notes thereto.

THREE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2008

Operating Revenues. Revenues for the three months ended October 31, 2009 were $1,728,864 compared to revenues for the three months ended October 31, 2008 of $2,238,649. The decrease in revenues of $509,785 is principally attributable to a decline in residential homebuilding for the current quarter offset by an increase in modular construction for the current quarter versus the same period last year.  The Company acquired Duratech Strcutures in July, 2008 and thus had just started to incorporate modular construction into its operations in 2008, but the quarter end for 2009 and 2008 reflect an increase in modular construction sales versus the prior periods.  Sales for the Residential Homebuilding division decreased to $65,120 for the three months ended October 31, 2009 from $1,211,541 for period ended October 31, 2008 due to a substantial decline in new home sales due to global economic impact on the Company’s principal markets. The Modular Construction division went from $1,028,530 for the quarter ended October 31, 2008 to $1,663,744 in sales for the quarter ended October 31, 2009 due to an increase in sales of modular structures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period ended October 31, 2009 were $183,911, compared to selling, general and administrative expenses of $231,398 for the corresponding period in 2008, a decrease of $47,487 principally due to transition costs associated with turning-around, expanding its core business and additional overhead expenses associated with taking the company public offset by reduction in expenses in response to the decrease in sales from the global economic recession.

Payroll Expense. Payroll expense for the three months ended October 31, 2009 fiscal year were $128,838, compared to payroll expense for the same period in 2008 of $528,454 principally due to a reduction in expenses in 2009 in response to the global economic recession compared to higher business operations in 2008 in both the Residential Homebuilding division and Modular Construction division in anticipation of greater growth that did not materialize because of global economic conditions.

Other Expenses. Bad debt expense for the period ended October 31, 2009 and 2008 was $0; interest expense for the three months ended October 31, 2009 was $52,670 compared to $70,841 for the corresponding period in 2008 due to lower borrowings associated with fewer houses under construction; and depreciation and amortization expense for the quarter ended October 31, 2009 was $43,138 compared to $0 for the same quarter in 2008 due to greater property plant and equipment associated with larger operations and purchase of Truss Equipment in early 2009.

Net Other Income. Net other income for the three months ended October 31, 2009 and 2008 was $0 and $2,851, respectively.

Net Income. Net loss for the quarter ended October 31, 2009 was $112,019 compared to a net gain for the same quarter in 2008 of $33,361.  The increase in net loss is principally attributable to the decrease in residential homebuilding sales during the third quarter compared to the same period in 2008 offset by a reduction in selling, general & administrative and payroll expenses in response to the global economic recession in the three month period ended October 31, 2009.  The net gain for the period ended October 31, 2008 was a net loss of $8,114 for Residential Homebuilding division and a gain of $42,381 for Modular Construction division which reflects growth of the respective divisions prior to the company’s reverse merger.  The net loss for the period ended October 31, 2009 was a net loss of $167,127 for Residential Homebuilding division principally as a result of a decline in sales due to the global economic recession and a net gain of $55,108 for Modular Construction division.

Foreign Currency Gains/Losses. Because the Company operates in Alberta and Saskatchewan, Canada, the company does incur foreign currency gains/losses for US GAAP reporting purposes. The Company incurred a loss on currency conversion of $43 for the three months ended October 31, 2009 compared to a loss of $2,684 for the same period in 2008. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at October 31, 2009 and January 31, 2009 was 0.9262 and .0.81248, respectively. The average for the quarter ending October 31, 2009 and 2008 was 0.92655 and 0.90428, respectively.

NINE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2008

Operating Revenues. Revenues for the nine months ended October 31, 2009 were $3,480,510, compared to revenues for the nine months ended October 31, 2008 of $4,278,661. The decrease in revenues of $798,151 is principally attributable to a decline in housing sales as a result of the global recession and its impact on the Canadian economy since late 2008 compared to a very rapidly growing economy during the prior year period when oil prices were substantially higher.  Sales for the Residential Homebuilding division decreased to $1,447,572 for the nine months ended October 31, 2009 from $2,618,007 for the same period ended October 31, 2008 because a decrease in new home sales in the first and third quarter as a result of the global economic recession was only slightly offset by the increase in new home sales in the second quarter. Sales for the Modular Construction division increased to $2,032,938 for the nine months ended October 31, 2009 from $1,660,654 in sales for the nine months ended October 31, 2008 because the increase in modular home sales in the second and third quarter offset by the decrease in sales of modular structures in the first quarter as a result of the global economic recession and decrease in oil prices from the prior year and only a partial year of revenues for 2008 since the modular construction business was acquired in July, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended October 31, 2009 were $663,193, compared to selling, general and administrative expenses of $600,443 for the corresponding period in 2008, an increase of about $62,750 principally due to transition costs associated with turning-around, expanding its core business and additional overhead expenses associated with taking the company public offset by reduction in expenses in response to the decrease in sales from the global economic recession.

Payroll Expense. Payroll expense for the nine months ended October 31, 2009 fiscal year were $622,326, compared to payroll expense for the same period in 2008 of $1,201,732 principally due to an increase in business operations at Residential Homebuilding division and Modular Construction division in anticipation of greater growth that did not materialize because of global economic conditions offset by reduction in expenses as a result of same.

Other Expenses. Bad debt expense for the nine months ended October 31, 2009 and 2008 was $0 and $320, respectively; interest expense for the nine months ended October 31, 2009 was $241,996 compared to $154,230 for the corresponding period in 2008 due to larger borrowings associated with more houses under construction; and depreciation and amortization expense for the nine months ended October 31, 2009 was $113,503 compared to $0 for the period in 2008 due to greater property plant and equipment associated with larger operations and purchase of Truss Equipment.

Net Other Income. Net other income for the nine months ended October 31, 2009 and 2008 was $484 and $3,806, respectively.

Net Income. Net loss for the nine months ended October 31, 2009 was $1,070,348 compared to a net loss for the period in 2008 of $537,180. The increase in net loss is principally attributable to the decrease home and modular sales during the first quarter and decrease in home sales during the third quarter as a result of the global economic recession and slight increase in selling, general and administrative expenses in the nine month period ended October 31, 2009, including turn-around costs and acquisition expenses related to reverse merger, offset by a decrease in payroll expenses in 2009 in response to the global economic recession. The net loss for the nine months ended October 31, 2009 was $748,820 for Residential Homebuilding division which included overhead expenses for the Company and $322,011 for Modular Construction division principally as a result of a decline in sales in the first quarter due to the global economic recession. The net loss for the nine months ended October 31, 2008 was a loss of $217,005 for Residential Homebuilding division and a loss of $315,175 for Modular Construction division.

Foreign Currency Gains/Losses. Because the Company operates in Alberta and Saskatchewan, Canada, the company does incur foreign currency gains/losses for US GAAP reporting purposes. The Company incurred a loss on currency conversion of $46,303 for the nine months ended October 31, 2009 compared to a gain of $47,898 for the same period in 2008. The prevailing exchange rate used to translate the Canadian dollars to U.S dollars at October 31, 2009 and January 31, 2009 was 0.9262 and .0.81248, respectively. The average for the quarter ending October 31, 2009 and 2008 was 0.92655 and 0.90428, respectively.

Liquidity and Capital Resources

As of October 31, 2009, cash and cash equivalents totaled $0. The net cash generated by operations for the nine-months ended October 31, 2009 of $445,482 increased from the net cash used in fiscal year end January 31, 2009 of $387,494 principally due to a decrease in inventories from sales and accounts receivable offset by net loss from operations. The net cash used in investing activities of $193,639 for the period was mainly due to acquisition property plant and equipment compared to $46,867 for the fiscal year end January 31, 2009.  The decrease in financing activities of $205,540 for nine-months ended October 31, 2009 compared to $319,284 generated for the prior fiscal year end was mainly due payment of and proceeds from notes payable for each period.

The working capital at October 31, 2009 was $(1,866,600), comprised of accounts receivable, net of $638,673, deposits/holdback of $43.531 and inventory of $911,271 less payables and accrued liabilities of $1,027,864, customer deposits of $340,412, short term loans of $326,559; current portion of notes payable of $1,634,704 and current portion of shareholder notes payable of $131,582.

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

Nevertheless, if economic conditions were to worsen and the Company’s products became unsellable, the Company would not be able to recover the full cost of its inventory. As a result, operations could deteriorate and our liquidity would be further diminished. This risk, however, is principally related to the Company’s Residential Homebuilding division which builds stick-built homes and has approximately $319,942 in inventory which is substantially lower than it has been in prior periods. The Company does not expect that this inventory would be unsellable altogether, but may well have to be sold at a lower profit then in the past. The Company does not expect at this time that it would have to sell such inventory below its cost. The Company’s Modular Construction division builds modular homes and other structures on a contractual basis and is paid as work is done so there is little risk that the Company’s inventory for these lines of business would be impacted; in fact almost all of the customer deposits on the company’s balance sheet reflect deposits for Modular Construction.

Going forward we will rely substantially on revenue from existing contracts, new business development efforts, acquisitions.  Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. To date, the Company has had investors willing to contribute equity, convert debt to equity or offer private loans to finance ongoing operations. In addition, the Company does have some relationships with lending institutions to provide financing on inventory and/or completed homes. The company has wound down its joint venture relationships with P&R Gateway Development Inc. and 1371009 Alberta Ltd. and will no longer be securing financing through these entities until the economic conditions improve.

Furthermore, the economic conditions within Canada, particularly as a result of natural resources markets, could impact future interest in housing and modular buildings. Overall, we have funded our cash needs from inception through October 31, 2009 with a series of private loan, debt and equity transactions.

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of October 31, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2009.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In regards to Registrant’s Purchase Agreement dated as of June 8, 2009 which was subsequently terminated as described under Item 5 – Other Information: It is unclear what impact the cancellation of the Agreement will have on the previously disclosed complaint with Entech (as summarized below).  It would appear that since Duratech no longer has an Agreement with the various parties mentioned that the complaint with regards to Duratech would be withdrawn or dismissed.  However, these matters have yet to be determined by a court of law.

Background: Entech Energy Group (International)  Inc. (“Entech” or “Plaintiff”) filed on July 21, 2009 against Alan Kirby (“Kirby”), 1152645 Alberta Ltd.(“1152645”) and Duratech Group Inc. (“Duratech”) (collectively “Defendants”) in the Court of Queen’s Bench of Alberta, Judicial Centre of Calgary (Solicitor’s File No. 09-1567/BHH), in which it alleged among other claims that Entech and Kirby had entered into a prior agreement on March 1, 2009 in which Plaintiff agreed to purchase all of the intellectual property and reclamation technology used on the soil reclamation business (“Intellectual Property”) and all shares in 1152645 owned by Kirby and would thus be in breach of contract which would preclude Duratech from proceeding with its purchase of 100% of Kirby’s ownership interest in 1152645.  In regards to Duratech, Plaintiff alleged that Duratech unduly interfered with the contractual relations of the Plaintiff and Kirby and 1152645 and induced a breach of agreement between the parties.  In regards to Duratech, Plaintiff requested a declaration that the Intellectual Property and shares of Kirby be held in trust for Plaintiff, that a order for transfer of such intellectual property and shares to the Plaintiff, that damages in an amount to be proven at trial and punitive damages of $1,000,000.  Duratech vehemently denied the allegations of Plaintiff and believes that its claims are without merit.  The Company has engaged Stringam Denecky Law Office, counsel admitted to practice law in the Court of Queen’s Bench of Alberta, and intend to vigorously defend its rights and position to the fullest extent of the law.

As part of its consolidation efforts described under Item 5 – Other Information, Structures is negotiating with vendors and debt holders to settle outstanding obligations.  The following claims and/or lawsuits have been filed with Structures on these obligations.  On December 1, 2009, one such entity filed suit against Structures and was granted a summary judgment for $25,578.  On November 27, 2009, Purdy and Lanz Marketing Corporation (“PLMC”) filed a Statement of Claim with Structures with which it had a marketing agreement for $159,284 and has also named Group in the claim.  Structures and Group dispute this amount and the naming of Group in the claim and is negotiating with PLMC on this matter.  On December 14, 2009, 2920 Ninth Avenue North Inc. (“Landlord”) filed a claim in the Court of Queen’s Bench of Alberta, Judicial District of Lethbridge/MacLeod against Structures and Peter Van Hierden, personally, for $65,389.01 for rental proceeds due for occupancy of facilities at 2920 Ninth Avenue North as well as yet to be determined clean up costs of restoring, repairing and cleaning up the premises that the Landlord also claims is due.  Structures is negotiating with the claimant on this matter and working with an arbitrator and will defend itself in a court of law as necessary.  In is uncertain what the outcome will be for these matters.  Structures and Group are working to settle these matters and resolve other obligations to avoid such action going forward.  Expenses associated with these matters have already been recorded on the company’s books.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following land for equity transactions previously reported in the quarter ending July 31, 2009 were rescinded during the quarter ending October 31, 2009 because the parties could not deliver and remove liens on the land agreed upon.  The shares were never issued; the noted transactions are in Canadian Dollars unless otherwise noted:

On May 1, 2009,  David DenHollander and 647497 BC Ltd., a British Columbia, Canada company that David DenHollander owns and Brad and Linda Osborne agreed to sell the Company that portion of Recline Ridge Estates—Phase 4 consisting of Lot Numbers 9, 11, 12 and 13 with an estimated net market value of $740,000 in exchange for 740,000 shares of common stock in the Company and the same terms as the Duratech Group Inc. shareholders.  This transaction was rescinded on October 31, 2009 and therefore no shares were issue and the Registrant has no further obligations under their original agreement.

On October 31, 2009, Jerry Froese and 1199575 Alberta Ltd., a Alberta, Canada company that Jerry Froese owns, agreed to sell the company land with a market value of $240,000 in exchange of 240,000 shares of common stock in the Company and a loan of $30,000 payable over a 5-year period of time. This transaction was based on the same terms as the Duratech Group Inc. shareholders.  This transaction was rescinded on October 31, 2009 and therefore no shares were issue and the loan of $30,000 cancelled and the Registrant has no further obligations under their original agreement.

The following debt for equity transactions were modified after the end of the quarter ending October 31, 2009 and will be reflected in the filing for the period ending January 31, 2010.  The shares mentioned herein are reported for information purposes and have not been issued and are not otherwise due until the company has adequate shares available for issuance.  The noted transactions are in Canadian Dollars unless otherwise noted and each of these transactions was based on the same terms as the Duratech Group Inc. shareholders which means the parties converting their debt obligation with the Company will receive additional shares pro-rata with the Duratech Group Inc. preferred shareholders upon completion of their Preferred Stock Exchange Agreement dated January 8, 2009 between UpSnap Inc. and Duratech Group Inc.

Indenbosch Auction agreed to convert $220,132.59 in loans it had with the Company into 1,865,967 shares of common stock of the Company instead of the previously reported 220,132 shares; Jaclyn Van Hierden agreed to convert $5,592.19 that the Company owed to her into 47,401 shares of common stock of the Company instead of the previously reported 5,592 shares; 1199575 Alberta Ltd. agreed to convert $6,073.20 that it was owed by the company into 51,478 shares of common stock of the Company instead of the previously reported 6,073 shares; Pacific Maduco agreed to convert $4,592.74 that it was owed by the company into 25,955 shares of common stock of the Company instead of the previously reported 3,062 shares.

Larry and Margaret Kyllo agreed to convert their $75,000 loan to the Company into 2,119,145 shares of common stock of the Company based on a previously agreed upon $0.30 price per share instead of the previously reported 250,000 shares.  The agreement with John Doerksen to convert $50,000 that he was owed by the company into 50,000 shares of common stock of the Company was rescinded.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

As previously reported on Form 8-K filed with the SEC on December 9, 2009, the Registrant through its principal subsidiary Duratech Group Inc. (“Duratech”) cancelled its Purchase Agreement dated as of June 8, 2009 (the “Agreement”) between and among Duratech, 1152645 Alberta Ltd., an Alberta numbered corporation (“Alberta Company”), and Al Kirby, a citizen of Alberta, Canada (“Kirby”) and the principal owner of Alberta Company, pursuant to which Duratech had a right to acquire, subject to the satisfaction of certain conditions subsequent, 100% of Al Kirby’s ownership interest in Alberta Company, which reflected 100% of the common voting shares and approximately 76% of the overall ownership of the Alberta Company for consideration consisting of cash having an aggregate market value of approximately $1 million (Canadian Dollars), approximately $924,000 U.S. Dollars based on foreign currency rates on the date of the Agreement.  The consummation of the acquisition was contingent on Duratech completing an acquisition financing that provided $1,000,000 (CAD) in cash which the Company was unable to obtain.  The Registrant has not yet completed a recapitalization that would increase its authorized common stock and thus afford the Registrant the ability to raise capital through a private placement of equity securities.  Duratech was unable to otherwise raise the necessary capital to fulfill its initial obligation to pay $500,000 (CAD) in cash to Kirby as required by the Agreement and upon the expiration of a 90 period, the Agreement was cancelled.  Given this action and that Duratech will be unable to assume the assets and intellectual property provided under the Agreement with Kirby and the Alberta Company, Duratech has no further obligations under the Agreement.  The Registrant will continue to explore and negotiate alternative arrangements with the parties which may allow the Registrant to secure some of the rights under the prior Agreement or joint venture with the parties.

The Registrant has decided to consolidate its Canadian building operations under its principal subsidiary, Duratech Group Inc. (“Group” or “Company”), and close its Duratech Structures (“Structures”) subsidiary.   Group would expect to continue to build temporary structures on a scaled back basis as the current economic environment permits.

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

UPSNAP, INC.

Date: December 21, 2009	By:	/s/ Peter van Hierden
Peter van Hierden
Chief Executive Officer

Date: December 21, 2009	By:	/s/Richard von Gnechten
Richard von Gnechten
Chief Financial Officer